Form 10-Q
period 2000-03-31
NUANCE COMMUNICATIONS
filed 2000-05-25
CIK 1102556

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                to

                       Commission file number 333-96217
                               ________________
                          NUANCE COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                       94-3208477
(State of incorporation)                    (IRS Employer Identification Number)


                             1005 Hamilton Avenue
                         Menlo Park, California 94025
                                (650) 847-0000
         (Address and telephone number of principal executive offices)
                               ________________

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          YES  [X]          NO  [_]

  30,442,203 shares of the registrant's common stock, $0.01 par value, were outstanding as of April 30, 2000.

================================================================================

                  NUANCE COMMUNICATIONS, INC.& SUBSIDIARIES

                           FORM 10-Q, March 31, 2000
                               ________________

                                   CONTENTS

Item Number                                                                         Page
----------                                                                          ----

                                      PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
            Consolidated Balance Sheets:
               December 31, 1999 and March 31, 2000...........................          3
            Consolidated Statements of Operations:
               Three months ended March 31, 1999 and 2000.....................          4
            Consolidated Statements of Cash Flows:
               Three months ended March 31, 1999 and 2000.....................          5
            Notes to Consolidated Financial Statements........................          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................          8

                                       PART II: OTHER INFORMATION

Item 1.  Legal Proceedings....................................................         20

Item 2.  Changes in Securities................................................         20

Item 6.  Exhibits and Reports on Form 8-K.....................................         20

SIGNATURES....................................................................         21
EXHIBIT INDEX.................................................................         22

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)



                                           December 31, March 31,
                                              --------  --------
                                                1999      2000
                                              --------  --------
                                                       (unaudited)
                   Assets
Current assets:
 Cash and cash equivalents................... $ 18,073  $  9,651
 Short-term investments......................   23,353    26,710
 Accounts receivable, net of allowance for
  doubtful accounts of $571 and $661,
  respectively...............................    4,892     6,270
 Prepaid expenses and other current assets...    3,027     2,939
                                              --------  --------
  Total current assets.......................   49,345    45,570
Property and equipment, net..................    4,276     5,449
Other assets.................................      101       536
                                              --------  --------
  Total assets............................... $ 53,722  $ 51,555
                                              ========  ========
    Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term debt........... $  1,043  $    919
 Accounts payable............................    3,024     3,589
 Accrued liabilities.........................    7,034     6,168
 Deferred revenue............................    4,337     3,353
                                              --------  --------
  Total current liabilities..................   15,438    14,029
 Long-term debt, less current portion .......    1,333     1,167
                                              --------  --------
  Total liabilities..........................   16,771    15,196
                                              --------  --------
Commitments

Stockholders' Equity:
 Convertible preferred stock, $.001 par
  value, aggregate liquidation preference of
  $70,059; 39,954,152 shares authorized at
  March 31, 2000; 19,725,986 shares and
  19,925,986 shares issued and outstanding,
  respectively...............................       20        20
 Common stock, $.001 par value, 50,000,000
  shares authorized at March 31, 2000;
  3,240,349 shares and 5,290,360 shares
  issued and outstanding, respectively.......        3         5
 Additional paid-in capital..................   76,415    84,832
 Deferred stock compensation.................   (5,614)   (7,416)
 Accumulated deficit.........................  (33,873)  (41,082)
                                              --------  --------
  Total stockholders' equity.................   36,951    36,359
                                              --------  --------
  Total liabilities and stockholders'
   equity.................................... $ 53,722  $ 51,555
                                              ========  ========


  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)



                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      1999      2000
                                                    -------    -------

Revenue:
 License...........................................  $ 4,140  $ 6,028
 Service...........................................      820    1,913
                                                     -------  -------
  Total revenue....................................    4,960    7,941
                                                     -------  -------
Cost of revenue:
 License...........................................      --       --
 Service...........................................    1,182    1,605
                                                     -------  -------
  Total cost of revenue............................    1,182    1,605
                                                     -------  -------
 Gross profit......................................    3,778    6,336
                                                     -------  -------
Operating expenses:
 Sales and marketing, net of $217 of noncash
  compensation expense in 2000.....................    2,603    6,786
 Research and development, net of $467 of noncash
  compensation expense in 2000.....................    2,145    4,396
 General and administrative, net of $332 of noncash
  compensation expense in 2000.....................      688    1,671
 Noncash compensation expense......................      --     1,016
                                                     -------  -------
  Total operating expenses.........................    5,436   13,869
                                                     -------  -------
Loss from operations...............................   (1,658)  (7,533)
 Interest and other income, net....................      138      324
                                                     -------  -------
 Loss before provision for income taxes............   (1,520)  (7,209)
 Provision for income taxes........................      --       --
                                                     -------  -------
  Net loss.........................................  $(1,520) $(7,209)
                                                     =======  =======
Basic and diluted net loss per share...............  $ (0.56) $ (1.97)
                                                     =======  =======
Shares used to compute basic and diluted net loss
 per share.........................................    2,715    3,664
                                                     =======  =======



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    -------------------
                                                                     1999         2000
                                                                   --------     --------

Cash flows from operating activities:
 Net loss ............................................          $    (1,520) $     (7,209)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ......................                  208           474
  Noncash compensation expense .......................                   --         1,016
  Provision for doubtful accounts ....................                   40            90
  Fair value of common stock options and
   warrants ..........................................                  124            --
  Changes in operating assets and liabilities:
  Accounts receivable ................................                 (183)       (1,468)
  Prepaid expenses and other assets ..................                   17          (347)
  Accounts payable ...................................                 (169)          565
  Accrued liabilities ................................                  431          (866)
  Deferred revenue ...................................                1,188          (984)
                                                                   --------      --------
   Net cash provided by (used in) operating activities                  136        (8,729)
                                                                   --------      --------
Cash flows from investing activities:
 Purchase of marketable securities ...................              (10,316)       (8,279)
 Maturities of marketable securities .................                9,911         4,922
 Purchases of property and equipment .................                 (623)       (1,647)
                                                                   --------      --------
   Net cash used in investing activities .............               (1,028)       (5,004)
                                                                   --------      --------
Cash flows from financing activities:
 Proceeds from issuance of common stock ..............                   --            89
 Proceeds from exercise of stock options .............                   61         4,578
 Proceeds from exercise of Series D warrant ..........                   --         1,000
 Repayment of borrowings .............................                   --          (290)
                                                                   --------      --------
   Net cash provided by financing activities .........                   61         5,377
                                                                   --------      --------

 Effect of exchange rate fluctuations ................                   --           (66)

 Net decrease in cash and cash equivalents ...........                 (831)       (8,422)
 Cash and cash equivalents, beginning of period ......                1,642        18,073
                                                                   --------      --------
 Cash and cash equivalents, end of period ............             $    811      $  9,651
                                                                   ========      ========
Supplementary disclosures of cash flow
 information:
 Cash paid during the period for:
  Interest ...........................................               $   --      $     60
  Income taxes .......................................               $   --      $     --



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

     The unaudited consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Prospectus on Form S-1 filed with the Securities and Exchange Commission on April 12, 2000.

2. Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will be effective for the Company on January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, management does not believe that the adoption of these statements will have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The Interpretation provides guidance, some of which is a significant departure from current practice. The Interpretation generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. The Company is currently evaluating this interpretation, but does not expect that it will have a material effect on the Company's financial position or results of operations.

3.  Net Loss Per Share

     Historical net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options and warrants are antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities was 24,827,000 shares for the three months ended March 31, 2000.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):



                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                       1999       2000
                                                     -------    -------

Net loss..........................................   $(1,520)   $(7,209)
                                                     =======    =======
Basic:
Weighted average shares of common stock
 outstanding......................................     2,810      3,664
Less: Weighted average shares of common stock
 subject to repurchase............................       (95)        --
                                                     -------    -------
Weighted average shares used in computing basic
 and diluted net loss per share...................     2,715      3,664
                                                     =======    =======
Basic and diluted net loss per share..............   $ (0.56)   $ (1.97)
                                                     =======    =======

4. Deferred Stock Compensation

     In connection with the grant of certain stock options to employees through March 31, 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. The Company recorded amortization of deferred compensation for the three months ended March 31, 2000 of $1.0 million relating to 3,152,000 options with a weighted average exercise price of $8.58 granted through March 31, 2000.

5. Segment Reporting

     The Company has two operating segments: licenses and services. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statements of operations. The Company does not track expenses nor derive profit or loss based on these segments.

     Sales of licenses and services through March 31, 2000 occurred through partners and direct sales representatives located in the Company's headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally. Additionally, long-lived assets in locations other than Menlo Park are not significant.

6. Subsequent Events

     On April 13, 2000, the Company completed its initial public offering of 5.2 million shares of common stock. The offering raised approximately $80 million, net of offering expenses, for the Company. At the time of the offering, 19,925,986 shares of preferred stock were converted into common stock.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

     This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Factors that affect future results" and elsewhere in this Report on Form 10-Q.

Overview:

Nuance Communications, Inc. (the "Company") was incorporated on July 15, 1994 in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware, to develop, market and support a voice interface software platform that makes the content and services of the Internet, telecommunications networks and enterprises accessible from any telephone. The software platform consists of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of value-added resellers, original equipment manufacturers, systems integrators and directly to the end users.

Results of Operations:

The following table sets forth, for the period's indicated, the percentage of net revenue represented by certain items in our statements of operations for the three months ended March 31, 1999 and 2000.

                                                                               Three Months
                                                                              Ended March 31,
                                                                        ---------------------------
                                                                          1999               2000
                                                                          ----               ----
Revenue:
 License...................................................                 83%                76%
 Service...................................................                 17                 24
                                                                          ----               ----
  Total revenue............................................                100                100
Cost of revenue:
 License...................................................                  -                  -
 Service...................................................                 24                 20
                                                                          ----               ----
  Total cost of revenue....................................                 24                 20
                                                                          ----               ----
Gross Margin...............................................                 76                 80
Operating expenses:
 Sales and marketing.......................................                 52                 86
 Research and development..................................                 43                 55
 General and administrative................................                 15                 21
 Noncash compensation expense..............................                  -                 13
                                                                          ----               ----
  Total operating expenses.................................                110                175
                                                                          ----               ----
   Loss from operations....................................                (34)               (95)
Interest and other income, net.............................                  3                  4
                                                                          ----               ----
Loss before provision for income taxes                                     (31)               (91)
Provision for income taxes.................................                  -                  -
                                                                          ----               ----
   Net loss................................................               (31)%              (91)%
                                                                          ====               ====

Comparison of Three Months Ended March 31, 1999 and 2000

Revenue

     Total revenue increased from $5.0 million in the three months ended March 31, 1999 to $7.9 million in the three months ended March 31, 2000, an increase of 58%.

     License revenue increased from $4.1 million in the three months ended March 31, 1999 to $6.0 million in the three months ended March 31, 2000, an increase of 46%. This increase in license revenue was due to an increased acceptance of our products in the marketplace. License revenue represented 83% of total revenue for the three months ended March 31, 1999 and 76% of total revenue for the three months ended March 31, 2000.

     Service revenue increased from $820,000 for the three months ended March 31, 1999 to $1.9 million in the three months ended March 31, 2000, an increase of 132%. This increase in service revenue was due primarily to growth in license revenue. In addition, several projects were not completed as scheduled during the first quarter of 1999, delaying the recognition of certain service revenue amounts into the following quarter. Service revenue represented 17% of total revenue for the three months ended March 31, 1999 and 24% of total revenue for the three months ended March 31, 2000.

Cost of Revenue

     Cost of service revenue increased from $1.2 million in the three months ended March 31, 1999 to $1.6 million in the three months ended March 31, 2000, an increase of 33%. This increase was due to hiring additional personnel in the professional services, technical support and training groups. Cost of service revenue as a percentage of service revenue was 144% in the three months ended March 31, 1999, but only 84% for the three months ended March 31, 2000, due primarily to lower than expected service revenue levels during the first quarter of 1999, as previously discussed. We anticipate that cost of service revenue will increase in absolute dollars, although cost of service revenue will vary as a percentage of service and total revenue from period to period.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses increased from $2.6 million in the three months ended March 31, 1999, to $6.8 million in the three months ended March 31, 2000. This increase was attributable to the addition of approximately 50 sales and marketing personnel, an increase in sales commissions associated with increased revenue and higher marketing costs due to expanded promotional activities. As a percentage of total revenue, sales and marketing expenses were 52% in the three months ended March 31, 1999, and 86% in the three months ended March 31, 2000. We expect to continue to increase our marketing and promotional efforts and hire additional sales personnel. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but will vary as a percentage of total revenue from period to period.

     Research and Development. Research and development expenses consist of compensation and related costs for research and development personnel and contractors. Research and development expenses increased from $2.1 million in the three months ended March 31, 1999, to $4.4 million in the three months ended March 31, 2000. This increase was attributable to the addition of approximately 50 personnel associated with product development activities, including 30 employees associated with the establishment of a Canadian based research and development group in September 1999. As a percentage of total revenue, research and development expenses were 43% in the three months ended March 31, 1999, and 55% in the three months ended March 31, 2000. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of total revenue from period to period.

     General and Administrative. General and administrative expenses consist of compensation and related costs for administrative personnel, legal services, accounting services and other general corporate expenses. General and administrative expenses increased from $688,000 in the three months ended March 31, 1999, to $1.7 million in the three months ended March 31, 2000, due to an increase of approximately 30 administrative personnel and increased legal and professional fees. This increased expense was necessary to enhance the Company's administrative infrastructure. As a percentage of total revenue, general and administrative expenses were 15% in the three months ended March 31, 1999 and 21% in the three months ended March 31, 2000. We expect that general and administrative expenses will increase in absolute dollars as we continue to add personnel and incur additional costs related to the anticipated growth of our business. However, we expect that these expenses will vary as a percentage of total revenue from period to period.

Interest and Other Income, Net

     Interest and other income, net, consists of interest earned on cash and short-term investments, offset by interest expense related to a note payable. Interest and other income, net, was $138,000 in the three months ended March
31, 1999 and $324,000 in the three months ended March 31, 2000. The increase was due to interest income earned on higher cash balances.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million through March 31, 2000 and, to a lesser extent, from bank financing. On April 18, 2000, the Company raised approximately $80 million through the completion of its initial public offering of common stock. As of March 31, 2000, we had cash and cash equivalents aggregating $9.7 million and short-term investments totaling $26.7 million.

     Our operating activities generated cash of $136,000 for the three months ended March 31, 1999, and used cash of $8.7 million during the three months ended March 31, 2000. This negative operating cash flow in the three months ended March 31, 2000 resulted principally from our net losses experienced as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth. These same factors affected the cash flow in the three months ended March 31, 1999, however they were largely offset by an increase in deferred revenue.

     Our investing activities consist of purchases and maturities of short-term investments, and purchases of property and equipment to support our growth. Investing activities used cash of $1.0 million during the three months ended March 31, 1999, and $5.0 million during the three months ended March 31, 2000.

     Our financing activities generated cash of $61,000 during the three months ended March 31, 1999, and $5.4 million for the three months ended March 31, 2000. Of these financing activities, the issuance of common stock generated net proceeds of $61,000 in the three months ended March 31, 1999, and $4.6 million in the three months ended March 31, 2000. In the three months ended March 31, 2000, we generated proceeds from the exercise of a Series D preferred stock warrant of $1.0 million, we repaid $290,000 under our lines of credit and received proceeds of $89,000 from the sale of common stock.

     In July 1999, we established a $2.0 million property and equipment line of credit with Silicon Valley Bank that converts to a term loan repayable ratably over a 36-month period. We have borrowed the full $2.0 million allowed by the line of credit and commenced repayment in January 2000. The loan bears variable interest at the prime rate plus 0.75%, and is secured by substantially all of our assets. The interest rate was 9.75% at March 31, 2000.

     In October 1999, our Canadian subsidiary entered into a revolving line of credit under which it can borrow up to $600,000 in Canadian dollars. The revolving line of credit, secured by a letter of credit from our primary bank, bears interest at the lender's prime rate plus .5% per annum (7.5% at March 31, 2000). The line of credit remains in effect as long as the underlying letter of credit remains in place. As of March 31, 2000 the line of credit was fully utilized.

     Our capital requirements depend on numerous factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that the proceeds from our initial public offering, together with our current cash and cash equivalents and our borrowing capacity, will be sufficient to fund our activities for the next 24 months. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

                      FACTORS THAT AFFECT FUTURE RESULTS

We have a history of losses. We expect to continue to incur losses and we may not achieve or maintain profitability.

     We have incurred losses since our inception, including a loss of approximately $7.2 million in the three months ended March 31, 2000. As of March 31, 2000, we have an accumulated deficit of approximately $41.1 million. We expect to have net losses and negative cash flow for at least the next 24 months. We expect to spend significant amounts to enhance our products and technologies, expand international sales and operations and fund research and development. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Voice interface software may not achieve widespread acceptance by businesses and telecommunications carriers, which could limit our ability to grow our business.

     The market for voice interface software is relatively new and rapidly evolving. Our ability to increase revenue in the future depends on the acceptance by both our customers and their end users of voice interface software. The adoption of voice interface software could be hindered by the perceived costs of this new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers or touch-tone-based systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established telecommunications companies, about the uses and benefits of voice interface software in general and our products in particular. If these efforts fail, or if voice interface software platforms do not achieve commercial acceptance, our business could be harmed.

     The continued development of the market for our products also will depend upon the:

     . widespread deployment of voice interface applications by third parties, which is driven by consumer demand for services having a voice user interface;

     . demand for new uses and applications of voice interface technology, including adoption of voice user interfaces by companies that operate web sites;

     . adoption of industry standards for voice interface and related technologies; and

     . continuing improvements in hardware technology that may reduce the costs of voice interface software solutions.

Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate.

     Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. These quarterly variations are caused by a number of factors, including:

     . delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

     . timing of product deployments and completion of project phases, particularly for large orders;

     . delays in recognition of software license revenue in accordance with applicable accounting principles;

     . our ability to develop, introduce, ship and support new and enhanced products, such as our voice browser and new versions of our software platform, that respond to changing technology trends in a timely manner and our ability to manage product transitions;

     . the amount and timing of increases in expenses associated with our growth; and

     .  the utilization rate of our professional services personnel.

     Due to these factors, and because the market for our voice interface software platform is new and rapidly evolving, our ability to accurately forecast our quarterly sales is limited. In addition, most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb the costs of these employees and facilities. As a result, our quarterly operating results could fluctuate significantly and unexpectedly from quarter to quarter.

     In addition, we expect to experience seasonality in the sales of our products. For example, we anticipate that sales may be lower in the first quarter of each year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that sales may decline during summer months, particularly in Asian and European markets. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. Because we have limited operating results, it is difficult for us to evaluate the degree to which this seasonality may affect our business.

Our products can have a long sales and implementation cycle and, as a result, our quarterly operating results may fluctuate.

     The sales cycles for our products have typically ranged from three to twelve months, depending on the size and complexity of the order, the amount of services to be provided by us and whether the sale is made directly by us or indirectly through a value added reseller or systems integrator.

     Purchase of our products requires a significant expenditure by a customer. Accordingly, the decision to purchase our products typically requires significant pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend substantial sales, marketing and management resources.

     In addition, during any quarter we may receive a number of orders that are large relative to our total revenues for that quarter or subsequent quarters.

     After purchase, it may take substantial time and resources to implement our software and to integrate it with our customers' existing systems. If we are performing significant professional services in connection with the implementation, we do not recognize software revenue until after system acceptance or deployment. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize services revenue until these conditions are met. We have in the past and may in the future experience unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles and the varying order amounts for our products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period.

Our failure to respond to rapid change in the market for voice interface software could cause us to lose revenue and harm our business.

     The voice interface software industry is relatively new and rapidly evolving. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes, or if we cannot offset a decline in revenue from existing products with sales of new products, our business would suffer.

     Commercial acceptance of our products and technologies will depend, among other things, on:

     . the ability of our products and technologies to meet and adapt to the needs of our target markets;

     . the performance and price of our products and our competitors' products; and

     . our ability to deliver customer service directly and through our resellers.

Our products are not 100% accurate at recognizing speech and we could be subject to claims related to the performance of our products. Any claims, whether successful or unsuccessful, could result in significant costs and could damage our reputation.

     Speech recognition, natural language understanding and authentication technologies, including our own, are not 100% accurate. Our customers, including several financial institutions, use our products to provide important services to their customers, including transferring funds to accounts and buying and selling securities. Any misrecognition of voice commands or incorrect authentication of a user's voice in connection with these financial or other transactions could result in claims against us or our customers for losses incurred. Although our contracts typically contain provisions designed to limit our exposure to liability claims, a claim brought against us for misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management's attention, result in costly litigation and harm our reputation. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of the limitation of liability, disclaimer of warranty or other protective provisions contained in our contracts.

Any software defects in our products could harm our business and result in litigation.

     Complex software products such as ours may contain errors, defects and bugs. With the planned release of any product, we may discover these errors, defects and bugs and, as a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors or bugs may be technologically unfeasible. Delivery of products with undetected production defects or reliability, quality, or compatibility problems could damage our reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to our customers. We could be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs could bring claims against us which, even if unsuccessful, would likely be time-consuming and could result in costly litigation and payment of damages.

Our current and potential competitors, some of whom have greater resources and experience than we do, may develop products and technologies that may cause demand for, and the prices of, our products to decline.

     A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the voice interface software market include IBM, ITT Industries, Lernout and Hauspie Speech Products, Locus Dialogue, Lucent Technologies, Philips Electronics, SpeechWorks International and T-NETIX. We expect additional competition from other companies such as Microsoft, who has recently made investments in, and acquired, voice interface technology companies. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may harm our business.

We depend on resellers for a significant portion of our sales. The loss of a key reseller would limit our ability to sustain and grow our revenue.

     In 1998, 31% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 56% in 1999 and to 69% for the three months ended March 31, 2000. We intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the continued viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

     Our contracts with resellers generally do not require a reseller to purchase our products. We cannot guarantee that any of our resellers will continue to market our products or devote significant resources to doing so. In addition, we may, from time to time, terminate some of our relationships with resellers. Any termination could have a negative impact on our business and result in threatened or actual litigation. Finally, these resellers possess confidential information concerning our products, product release schedules and sales, marketing and reseller operations. Although we have nondisclosure agreements with our resellers, we cannot guarantee that any reseller would not use our confidential information in competition with us or otherwise. If our resellers do not successfully market and sell our products for these or any other reasons, our sales could be adversely affected and our revenue could decline.

We depend on a limited number of customer orders for a substantial portion of our revenue during any given period. Loss of, or delays in, a key order could substantially reduce our revenue in any given period and harm our business.

     We derive a significant portion of our software license revenue in each quarter from a limited number of customers. For example, in the three months ended March 31, 2000, five customers made up 71% of our total revenue. In the same period, software license sales made to two customers exceeded 10% of our total revenue.

     We expect that a limited number of customers and customer orders will continue to account for a substantial portion of our revenue in a given period. Generally, customers who make large purchases from us are not expected to make subsequent, equally large purchases in the short term. As a result, if we do not acquire a major customer, if a contract is delayed, cancelled or deferred, or if an anticipated sale is not made, our revenue could be adversely affected.

Sales to customers outside the United States account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

     International sales represented approximately 18% of our revenue in 1998, 21% in 1999 and 49% in the three months ended March 31, 2000. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

     .  difficulties and costs of staffing and managing foreign operations;

     . the difficulty in establishing and maintaining an effective international reseller network;

     . the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

     .  political and economic instability outside the United States;

     .  import or export licensing and product certification requirements;

     . tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

     .  potential adverse tax consequences, including higher marginal rates;

     .  unfavorable fluctuations in currency exchange rates; and

     . limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

In order to increase our international sales, we must develop localized versions of our products. If we are unable to do so, we may be unable to grow our revenue and execute our business strategy.

     We intend to expand our international sales, which requires us to invest significant resources to create and refine different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If we fail to develop localized versions of our products, our ability to address international market opportunities and to grow our business will be limited.

If the standards we have selected to support are not adopted as the standards for voice interface software, businesses might not use our voice interface software platform for delivery of applications and services.

     The market for voice interface software is new and emerging and industry standards have not been established yet. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to insure that our products will support all applicable standards, which could in turn result in decreased sales of our products.

We may encounter difficulties in managing our growth, which could prevent us from executing our business strategy.

     Our rapid growth has placed, and continues to place, a significant strain on our resources. To accommodate this growth, we must implement or upgrade a variety of operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. For example, in the first quarter of 2000 we began implementing new financial and human resource software systems. This may require substantial management effort, and our implementation efforts may not be successful. In addition, we have had to hire additional employees to accommodate this growth in business and product development activity. This has resulted in increased responsibilities for our management. Our systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or to hire, train, motivate or manage our employees, our business could be harmed.

Any inability to adequately protect our proprietary technology could harm our ability to compete.

     Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

     Although we have filed multiple U.S. patent applications, we do not currently have any issued patents. There is no guarantee that patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with competitive advantage or to prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, and/or superior to our technology. Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we license our products internationally, and the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Third parties could obtain licenses from SRI International relating to voice interface technologies and develop technologies to compete with our products, which could cause our sales to decline.

     Upon our incorporation in 1994, we received a license from SRI International to a number of patents and other proprietary rights, including rights in software, relating to voice interface technologies developed by SRI International. This license was exclusive until December 1999, when we chose to allow the exclusivity to lapse. As a result, SRI International may license these patents and proprietary rights to our competitors. If a license from SRI International were to enable third parties to enter the markets for our products and services or to compete more effectively, we could lose market share and our business could suffer.

Our products may infringe the intellectual property rights of others, and resulting claims against us could be costly and require us to enter into disadvantageous license or royalty arrangements.

     The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and number of features of, our products grow.

If we are unable to hire and retain technical, sales and marketing and operational personnel, our business could be harmed.

     We intend to continue to hire a significant number of additional personnel, including software engineers, sales and marketing personnel and operational personnel. Competition for these individuals is intense, especially in the San Francisco Bay Area where we are headquartered, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

We rely on the services of our key personnel, whose knowledge of our business and technical expertise would be difficult to replace.

     We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success depends on our retention of these key employees, such as Ronald Croen, our Chief Executive Officer. None of our key technical or senior management personnel are bound by employment agreements, and, as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, our business could be harmed. We do not have key person life insurance policies covering any of our employees.

Our stock price could be extremely volatile.

     In recent years, the stock market in general, and The Nasdaq National Market and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Certain stockholders may disagree with how Nuance uses the proceeds from the initial public offering.

     Management will retain broad discretion over the use of proceeds from the Company's April 2000 initial public offering. Stockholders may not deem these uses desirable and our use of the proceeds may not yield a significant return or any return at all. Because of the number and variability of factors that determine our use of the net proceeds from the offering, we cannot guarantee that these uses will not vary substantially from our currently planned uses.

Some of our existing stockholders can exert control over Nuance and may not make decisions that are in the best interests of all stockholders.

     After our initial public offering on April 13, 2000, our executive officers and directors, their affiliates and other current principal stockholders together control approximately 56% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Nuance, even when a change in control may be in the best interests of other stockholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, these controlling stockholders could cause us to enter into transactions or agreements which we would not otherwise consider.

Our charter and bylaws and Delaware law contain provisions which may delay or prevent a change of control of Nuance.

     Provisions of our charter and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of Nuance. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

     .  the division of the board of directors into three separate classes;

     .  the elimination of cumulative voting in the election of directors;

     . prohibitions on our stockholders from acting by written consent and calling special meetings;

     . procedures for advance notification of stockholder nominations and proposals; and

     . the ability of the board of directors to alter our bylaws without stockholder approval.

     In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

     Since the completion of our initial public offering on April 13, 2000, we have been subject to the antitakeover provisions of the Delaware General Corporation Law, including Section 203, which may deter potential acquisition bids for our company. Under Delaware law, a corporation may opt out of Section
203. We do not intend to opt out of the provisions of Section 203.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

     As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

     . difficulties in assimilating the operations and personnel of acquired companies;

     .  diversion of our management's attention from ongoing business concerns;

     . our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

     .  additional expense associated with amortization of acquired assets;

     .  maintenance of uniform standards, controls, procedures and policies; and

     . impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

     We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and equipment which could require us to curtail or cease operations.

     Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and are vulnerable to damage from earthquakes. In October 1989, a major earthquake that caused significant property damage and a number of fatalities struck this area. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                           FORM 10-Q, March 31, 2000

                          PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

     We are not currently a party to any legal proceedings.

Item 2.  Changes in Securities:

     Information with respect to this item is incorporated by reference to Note 6 included in this Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K:

     (a) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

     (b)  No reports on Form 8-K were filed during the quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Nuance Communications


Date: May 25, 2000            By:     /s/ Graham Smith
                                 -----------------------------------
                                          Graham Smith
                                         Vice President
                                  and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                           Exhibit Title


 3.1   Restated Certificate of Incorporation, as currently in effect.(1)
 3.2   Bylaws of Registrant, as amended, as currently in effect.(1)
 3.3   Form of Restated Certificate of Incorporation of Registrant, to be
       filed upon the closing of the offering.(1)
 3.4   Bylaws of Registrant, as amended, as currently in effect.
 3.5 Bylaws of Registrant, to be in effect upon the reincorporation of Registrant into Delaware and the closing of the offering.(1)
 4.1   Form of Registrant's Common Stock Certificate.(1)
 4.2   Amended and Restated Investors' Rights Agreement, dated as of
       October 1, 1999, among the Registrant and the parties named therein.(1)
 4.3   Warrant to Purchase Stock dated April 1, 1996 issued to Phoenix
       Leasing.(1)
10.1 Form of Indemnification Agreement to be entered into by Registrant with each of its directors and executive officers.(1)
10.4   2000 Stock Plan.(1)
10.5   2000 Employee Stock Purchase Plan and related subscription agreement.(1)
10.7 Form of Stock Option Agreement, as amended, between Registrant and each executive officer other than Brian Danella, Paul Scott and Donna Allen Taylor.(1)
10.9 Memorandum of Agreement of Lease, 2000 Peel Street, Suite 900, Montreal, Quebec, dated January 1, 2000, by and between Registrant and Cite De L'Ile Development Inc.(1)
10.13  Form of Stock Option Agreement entered into between Registrant and
       Brian Danella, Paul Scott and Donna Allen Taylor.(1)
27.1   Financial Data Schedule.
--------------------------------------------------------------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2000.