Form 10-Q
period 2000-06-30
NUANCE COMMUNICATIONS
filed 2000-08-14
CIK 1102556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________

                        Commission file number 333-96217

                               ----------------

                          NUANCE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      1994-3208477
                                                               (IRS Employer
          (State of incorporation)                         Identification Number)

                              1005 Hamilton Avenue
                          Menlo Park, California 94025
                                 (650) 847-0000
         (Address and telephone number of principal executive offices)

                               ----------------

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   30,418,336 shares of the registrant's common stock, $0.01 par value, were outstanding as of July 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                            FORM 10-Q, June 30, 2000

                               ----------------

                                    CONTENTS

 Item Number                                                               Page
 -----------                                                               ----
                            PART I: FINANCIAL INFORMATION

 Item 1.     Financial Statements
             Condensed Consolidated Balance Sheets:
               December 31, 1999 and June 30, 2000......................     3

             Condensed Consolidated Statements of Operations:
               Three and six months ended June 30, 1999 and 2000........     4

             Condensed Consolidated Statements of Cash Flows:
               Six months ended June 30, 1999 and 2000..................     5

             Notes to Condensed Consolidated Financial Statements.......     6

 Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     8

 Item 3.     Quantitative and Qualitative Disclosures about Market
              Risk......................................................    19

                              PART II: OTHER INFORMATION

 Item 1.     Legal Proceedings..........................................    20

 Item 2.     Changes in Securities......................................    20

 Item 6.     Exhibits and Reports on Form 8-K...........................    20

 SIGNATURES..............................................................   21

 EXHIBIT INDEX...........................................................   22

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       December 31,  June 30,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents...........................   $ 18,073    $ 88,649
  Short-term investments..............................     23,353      12,125
  Accounts receivable, net of allowance for doubtful
   accounts of $571 and $783, respectively............      4,892       9,810
  Prepaid expenses and other current assets...........      3,027       4,726
                                                         --------    --------
    Total current assets..............................     49,345     115,310
Property and equipment, net...........................      4,276       7,095
Other assets..........................................        101      11,610
                                                         --------    --------
    Total assets......................................   $ 53,722    $134,015
                                                         ========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Current portion of debt.............................   $  1,043    $    323
  Accounts payable....................................      3,024       2,775
  Accrued liabilities.................................      7,034      10,915
  Deferred revenue....................................      4,337       6,724
                                                         --------    --------
    Total current liabilities.........................     15,438      20,737
Long-term debt, less current portion .................      1,333         --
                                                         --------    --------
    Total liabilities.................................     16,771      20,737
                                                         --------    --------

Commitments

Stockholders' Equity:
  Convertible preferred stock, $.001 par value,
   aggregate liquidation preference of $70,059;
   5,000,000 shares authorized at June 30, 2000;
   19,725,986 shares and none issued and outstanding,
   respectively.......................................         20         --
  Common stock, $.001 par value, 50,000,000 shares
   authorized at June 30, 2000; 3,240,349 shares and
   30,447,879 shares issued and outstanding,
   respectively.......................................          3          30
  Additional paid-in capital..........................     76,415     166,275
  Deferred stock compensation.........................     (5,614)     (6,278)
  Accumulated deficit.................................    (33,873)    (46,749)
                                                         --------    --------
    Total stockholders' equity........................     36,951     113,278
                                                         --------    --------
    Total liabilities and stockholders' equity........   $ 53,722    $134,015
                                                         ========    ========

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                             Three Months     Six Months Ended
                                            Ended June 30,        June 30,
                                            ----------------  -----------------
                                             1999     2000     1999      2000
                                            -------  -------  -------  --------
Revenue:
  License                                   $ 2,792  $ 8,692  $ 6,932  $ 14,720
  Service.................................    1,754    3,311    2,574     5,224
                                            -------  -------  -------  --------
    Total revenue.........................    4,546   12,003    9,506    19,944
                                            -------  -------  -------  --------
Cost of revenue:
  License.................................      --        13      --         13
  Service.................................    1,390    2,120    2,572     3,725
                                            -------  -------  -------  --------
    Total cost of revenue.................    1,390    2,133    2,572     3,738
                                            -------  -------  -------  --------
  Gross profit............................    3,156    9,870    6,934    16,206
                                            -------  -------  -------  --------
Operating expenses:
  Sales and marketing, net of $243 and
   $460 of noncash compensation expense
   for the three and six months ended
   June 30, 2000, respectively............    3,716    8,053    6,319    14,839
  Research and development, net of $523
   and $990 of noncash compensation
   expense for the three and six months
   ended June 30, 2000, respectively......    2,531    4,727    4,676     9,123
  General and administrative, net of $372
   and $704 of noncash compensation
   expense for the three and six months
   ended June 30, 2000, respectively......      842    2,627    1,530     4,298
  Noncash compensation expense............      --     1,138      --      2,154
                                            -------  -------  -------  --------
    Total operating expenses..............    7,089   16,545   12,525    30,414
                                            -------  -------  -------  --------
Loss from operations......................   (3,933)  (6,675)  (5,591)  (14,208)
  Interest and other income, net..........      129    1,154      267     1,478
                                            -------  -------  -------  --------
  Loss before provision for income taxes..   (3,804)  (5,521)  (5,324)  (12,730)
  Provision for income taxes..............      --       146      --        146
                                            -------  -------  -------  --------
    Net loss..............................  $(3,804) $(5,667) $(5,324) $(12,876)
                                            =======  =======  =======  ========
Basic and diluted net loss per share......  $ (1.33) $ (0.22) $ (1.91) $  (0.87)
                                            =======  =======  =======  ========
Shares used to compute basic and diluted
 net loss per share.......................    2,869   25,936    2,792    14,800
                                            =======  =======  =======  ========
Pro forma basic and diluted net loss per
 share....................................  $ (0.21) $ (0.20) $ (0.30) $  (0.49)
                                            =======  =======  =======  ========
Shares used to compute pro forma basic and
 diluted net loss per share...............   18,095   28,783   18,018    26,137
                                            =======  =======  =======  ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $ (5,324) $(12,876)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization..........................      469     1,060
    Noncash compensation expense...........................      --      2,154
    Provision for doubtful accounts........................       98       212
    Fair value of common stock options and warrants........      167       --
    Changes in operating assets and liabilities:
      Accounts receivable..................................     (904)   (5,130)
      Prepaid expenses and other assets....................      (85)   (2,265)
      Accounts payable.....................................     (197)     (249)
      Accrued liabilities..................................    1,194     3,881
      Deferred revenue.....................................      843     2,387
                                                            --------  --------
        Net cash used in operating activities..............   (3,739)  (10,826)
                                                            --------  --------
Cash flows from investing activities:
  Purchase of marketable securities........................  (18,286)  (11,220)
  Purchase of long-term investment.........................      --    (10,943)
  Maturities of marketable securities......................   22,540    22,448
  Purchases of property and equipment......................   (1,006)   (3,879)
                                                            --------  --------
        Net cash provided by (used in) investing
         activities........................................    3,248    (3,594)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...................      --     80,341
  Proceeds from exercise of stock options..................       72     5,728
  Proceeds from exercise of Series D warrant...............      --      1,000
  Repayment of borrowings..................................      --     (2,053)
                                                            --------  --------
        Net cash provided by financing activities..........       72    85,016
                                                            --------  --------
  Effect of exchange rate fluctuations.....................      --        (20)
  Net increase (decrease) in cash and cash equivalents.....     (419)   70,576
  Cash and cash equivalents, beginning of period...........    1,642    18,073
                                                            --------  --------
  Cash and cash equivalents, end of period................. $  1,223  $ 88,649
                                                            ========  ========
Supplementary disclosures of cash flow information:
  Cash paid during the period for:
    Interest............................................... $    --   $     78
    Income taxes........................................... $    --   $    --

  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Prospectus on Form S-1 filed with the Securities and Exchange Commission on April 12, 2000.

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000 with respect to the effective date. The Company is currently reviewing the provisions of SAB 101 and is assessing the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which the Company believes it is in compliance with, SAB 101 may change current interpretations of software revenue recognition requirements, which would result in the Company recording a cumulative effect of a change in accounting principles in the fourth quarter of 2000, retroactive to January 1, 2000.

3. Net Loss Per Share

   Historical net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options and warrants are antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities was 4,992,000 shares at June 30, 2000.

   Pro forma basic net loss per share has been calculated assuming the conversion of convertible preferred stock into an equivalent number of common shares, as if the shares had converted on the dates of their issuance.

   The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                             Three Months     Six Months Ended
                                            Ended June 30,        June 30,
                                            ----------------  -----------------
                                             1999     2000     1999      2000
                                            -------  -------  -------  --------
Net loss................................... $(3,804) $(5,667) $(5,324) $(12,876)
                                            =======  =======  =======  ========
Basic:
  Weighted average shares of common stock
   outstanding.............................   2,910   26,841    2,860    15,252
  Less: Weighted average shares of common
   stock subject to repurchase.............     (41)    (905)     (68)     (452)
                                            -------  -------  -------  --------
Weighted average shares used in computing
 basic and diluted net loss per share......   2,869   25,936    2,792    14,800
                                            =======  =======  =======  ========
Basic and diluted net loss per share....... $ (1.33) $ (0.22) $ (1.91) $  (0.87)
                                            =======  =======  =======  ========
Net Loss................................... $(3,804) $(5,667) $(5,324) $(12,876)
                                            =======  =======  =======  ========
Pro forma:
Shares used above..........................   2,869   25,936    2,792    14,800
Pro forma adjustment to reflect weighted
 average effect of assumed conversion of
 convertible preferred stock...............  15,226    2,847   15,226    11,337
                                            -------  -------  -------  --------
Weighted average shares used in computing
 pro forma basic and diluted net loss per
 share.....................................  18,095   28,783   18,018    26,137
                                            =======  =======  =======  ========
Pro forma basic and diluted net loss per
 share..................................... $ (0.21) $ (0.20) $ (0.30) $  (0.49)
                                            =======  =======  =======  ========

4. Deferred Stock Compensation

   In connection with the grant of certain stock options to employees through March 31, 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. The Company recorded amortization of deferred compensation for the three and six months ended June 30, 2000 of $1.1 million and $2.2 million, respectively. This deferred compensation related to 3,152,000 options with a weighted average exercise price of $8.58 granted through March 31, 2000.

5. Segment Reporting

   The Company has two operating segments: licenses and services. Revenue and cost of revenue for the segments are identical to those presented on the accompanying condensed consolidated statements of operations. The Company does not track operating expenses nor derive net profit or loss based on these segments.

   Sales of licenses and services through June 30, 2000 occurred through partners and direct sales representatives located in the Company's headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally. Additionally, long-lived assets in locations other than Menlo Park are not significant.

6. Initial Public Offering

   On April 13, 2000, the Company completed its initial public offering of 5.2 million shares of common stock. The offering raised approximately $80 million, net of offering expenses, for the Company. Upon the closing of the offering, 19,925,986 shares of preferred stock were converted into common stock.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

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

Overview:

   Nuance Communications, Inc. (the "Company") was incorporated in July 1994 in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware, to develop, market and support a voice interface software platform that makes the content and services of the Internet, telecommunications networks and enterprises accessible from any telephone. The software platform consists of a software server that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of value-added resellers, original equipment manufacturers, systems integrators and directly to end users.

Results of Operations:

   The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of operations for the three and six months ended June 30, 1999 and 2000.

                                     Three Months           Six Months
                                    Ended June 30,        Ended June 30,
                                    ------------------    ------------------
                                     1999       2000       1999       2000
                                    -------    -------    -------    -------
Revenue:
  License.........................       61%        72%        73%        74%
  Service.........................       39         28         27         26
                                    -------    -------    -------    -------
   Total revenue..................      100        100        100        100
Cost of revenue:
  License.........................      --         --         --         --
  Service.........................       31         18         27         19
                                    -------    -------    -------    -------
   Total cost of revenue..........       31         18         27         19
                                    -------    -------    -------    -------
Gross Margin......................       69         82         73         81
Operating expenses:
  Sales and marketing.............       82         67         67         74
  Research and development........       56         39         49         46
  General and administrative......       18         22         16         21
  Noncash compensation expense....      --          10        --          11
                                    -------    -------    -------    -------
   Total operating expenses.......      156        138        132        152
                                    -------    -------    -------    -------
     Loss from operations.........      (87)       (56)       (59)       (71)
Interest and other income, net....        3         10          3          7
                                    -------    -------    -------    -------
Loss before provision for income
 taxes............................      (84)       (46)       (56)       (64)
Provision for income taxes........      --           1        --           1
                                    -------    -------    -------    -------
     Net loss.....................      (84)%      (47)%      (56)%      (65)%
                                    =======    =======    =======    =======

Comparison of the Three and Six Months Ended June 30, 1999 and 2000

 Revenue

   Total revenue increased from $4.5 million in the three months ended June 30, 1999 to $12.0 million in the three months ended June 30, 2000, an increase of 167%. Total revenue increased from $9.5 million in the six months ended June 30, 1999 to $19.9 million in the six months ended June 30, 2000, an increase of 109%.

   License revenue increased from $2.8 million in the three months ended June 30, 1999 to $8.7 million in the three months ended June 30, 2000, an increase of 211%, and from $6.9 million in the six months ended June 30, 1999 to $14.7 million in the six months ended June 30, 2000, an increase of 113%. This increase in license revenue was due to an increased acceptance of our products in the marketplace. License revenue represented 61% and 73% of total revenue for the three and six months ended June 30, 1999, respectively, and 72% and 74% of total revenue for the three and six months ended June 30, 2000, respectively.

   Service revenue increased from $1.8 million for the three months ended June 30, 1999 to $3.3 million in the three months ended June 30, 2000, an increase of 83%, and from $2.6 million for the six months ended June 30, 1999 to $5.2 million in the six months ended June 30, 2000, an increase of 100%. This increase in service revenue was due primarily to growth in license revenue and revenue for certain non-recurring engineering work performed in the second quarter of 2000. Service revenue represented 39% and 27% of total revenue for the three and six months ended June 30, 1999, respectively, and 28% and 26% of total revenue for the three and six months ended June 30, 2000, respectively.

 Cost of Revenue

   Cost of service revenue increased from $1.4 million in the three months ended June 30, 1999 to $2.1 million in the three months ended June 30, 2000, an increase of 50%, and from $2.6 million in the six months ended June 30, 1999 to $3.7 million in the six months ended June 30, 2000, an increase of 42%. This increase was due to hiring additional personnel in the professional services, technical support and training groups. Cost of service revenue as a percentage of service revenue was 79% and 100% for the three and six months ended June 30, 1999, respectively, and 64% and 71% for the three and six months ended June 30, 2000, respectively. We anticipate that cost of service revenue will increase in absolute dollars, although cost of service revenue will vary as a percentage of service and total revenue from period to period.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased from $3.7 million in the three months ended June 30, 1999, to $8.1 million in the three months ended June 30, 2000, an increase of 119%. Sales and marketing expenses increased from $6.3 million in the six months ended June 30, 1999 to $14.8 million in the six months ended June 30, 2000, an increase of 135%. This increase was attributable to the addition of approximately 40 sales and marketing personnel which added approximately $6.0 million in expense, an increase in sales commissions associated with the growth in revenue which added approximately $1.6 million to expenses and higher marketing costs due to expanded promotional activities which added approximately $900,000 in expenses. As a percentage of total revenue, sales and marketing expenses were 82% and 67% in the three and six months ended June 30, 1999, respectively, and 67% and 74% in the three and six months ended June 30, 2000, respectively. We expect to continue to increase our marketing and promotional efforts and hire additional sales personnel. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but will vary as a percentage of total revenue from period to period.

   Research and Development. Research and development expenses consist of compensation and related costs for research and development personnel and contractors. Research and development expenses increased from $2.5 million in the three months ended June 30, 1999, to $4.7 million in the three months ended June 30,

2000, an increase of 88%. Research and development expenses increased from $4.7 million in the six months ended June 30, 1999 to $9.1 million in the six months ended June 30, 2000, an increase of 94%. This increase was attributable to the addition of approximately 50 personnel associated with product development activities, which added approximately $4.1 million in expenses, including 30 employees hired as part of establishing the Company's Canadian based research and development group in September 1999, and the costs of technical contractors, which added approximately $300,000 in expenses. As a percentage of total revenue, research and development expenses were 56% and 49% in the three and six months ended June 30, 1999, respectively, and 39% and 46% in the three and six months ended June 30, 2000, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of total revenue from period to period.

   General and Administrative. General and administrative expenses consist of compensation and related costs for administrative personnel, legal services, accounting services and other general corporate expenses. General and administrative expenses increased from $842,000 in the three months ended June 30, 1999, to $2.6 million in the three months ended June 30, 2000, an increase of 209%. General and administrative expenses increased from $1.5 million in the six months ended June 30, 1999 to $4.3 million in the six months ended June 30, 2000, an increase of 187%. The increase was due to the addition of approximately 30 administrative personnel, which added approximately $2.2 million in expenses, increased legal fees associated with patent application filings, which added approximately $300,000 in expenses, and costs associated with our new status as a public company, including insurance, accounting and legal fees, which added approximately $300,000 in expenses. As a percentage of total revenue, general and administrative expenses were 18% and 16% in the three and six months ended June 30, 1999, respectively, and 22% and 21% in the three and six months ended June 30, 2000, respectively. We expect that general and administrative expenses will increase in absolute dollars as we continue to add personnel and incur additional costs related to the anticipated growth of our business. However, we expect that these expenses will vary as a percentage of total revenue from period to period.

   Non-cash compensation. Non-cash compensation expenses consist of compensation charges related to stock options granted to employees between September 1999 and February 2000. The compensation expense was $1.1 million in the three months ended June 30, 2000 and $2.2 million in the six months ended June 30, 2000. This expense is being recognized over the vesting period of the stock options.

 Interest and Other Income, Net

   Interest and other income, net, consists of interest earned on cash and short-term investments, offset by interest expense related to a note payable. Interest and other income, net was $129,000 in the three months ended June 30, 1999 and $1.2 million in the three months ended June 30, 2000. Interest and other income, net, was $267,000 in the six months ended June 30, 1999 and $1.5 million in the six months ended June 30, 2000. The increase was due to interest income earned on higher average cash balances, primarily the result of cash proceeds raised in the Company's initial public offering in April 2000.

   Provision for Income Taxes. Our provision for income taxes of $146,000 for the three and six months ended June 30, 2000 relates to income tax liabilities in certain foreign jurisdictions.

 Liquidity and Capital Resources

   From inception through March 31, 2000, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million and, to a lesser extent, from bank financing. In April 2000, the Company raised approximately $80 million through the completion of its initial public offering of common stock. As of June 30, 2000, we had cash and cash equivalents aggregating $88.6 million and short-term investments totaling $12.1 million.

   Our operating activities used cash of $3.7 million for the six months ended June 30, 1999, and $10.8 million during the six months ended June 30, 2000. This negative operating cash flow in the six months ended June 30, 2000 resulted principally from our net losses as we invested in all areas of our business. The cash flow during the period was also impacted by increases in accounts receivable and prepaid expenses and other assets. These factors were partially offset by increases in accrued liabilities and deferred revenue. The negative operating cash flow for the six months ended June 30, 1999, was primarily caused by our net losses and an increase in accounts receivable, which were partially offset by an increase in accrued liabilities and deferred revenue.

   Our investing activities consisted of purchases and maturities of short-term investments, and purchases of property and equipment to support our growth. Investing activities used cash of $3.6 million during the six months ended June 30, 2000, and provided cash of $3.2 million during the six months ended June 30, 2000. During the six month period ended June 30, 2000, the Company invested $10.9 million in a long-term time deposit held by a major bank as security for a letter of credit on a newly signed facility lease.

   Our financing activities generated cash of $72,000 during the six months ended June 30, 1999, and $85.0 million for the six months ended June 30, 2000. The cash provided by financing activities for the six months ended June 30, 2000 was primarily the result of proceeds from the Company's initial public offering and the exercise of employee stock options. This amount was slightly offset by the repayment of the Company's term loan with Silicon Valley Bank. The cash generated by financing activities for the six months ended June 30, 1999 was a result of the exercise of stock options.

   Our Canadian subsidiary carries a revolving line of credit under which it can borrow up to $600,000 in Canadian dollars. The revolving line of credit, secured by a letter of credit from our primary bank, bears interest at the lender's prime rate plus .5% per annum (8.0% at June 30, 2000). The line of credit remains in effect as long as the underlying letter of credit remains in place. As of June 30, 2000 there was a $323,000 U.S. dollar balance outstanding against this line of credit.

   Our capital requirements depend on numerous factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that the proceeds from our initial public offering, together with our current cash and cash equivalents and our borrowing capacity, will be sufficient to fund our activities for the next 18 months. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

                       FACTORS THAT AFFECT FUTURE RESULTS

We have a history of losses. We expect to continue to incur losses and we may not achieve or maintain profitability.

   We have incurred losses since our inception, including a loss of approximately $12.9 million in the six months ended June 30, 2000. As of June 30, 2000, we have an accumulated deficit of approximately $46.7 million. We expect to have net losses and negative cash flow for at least the next 18 months. We expect to spend significant amounts to enhance our products and technologies, expand international sales and operations and fund research and development. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

   In 1998, 31% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 56% in 1999 and to 66% for the six months ended June 30, 2000. We intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the continued viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

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

   We derive a significant portion of our software license revenue in each quarter from a limited number of customers. For example, in the three months ended June 30, 2000, five customers made up 61% of our total revenue, and three of those customers exceeded 10% of our total revenue.

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

   International sales represented approximately 18% of our revenue in 1998, 21% in 1999 and 41% in the six months ended June 30, 2000. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

   Our rapid growth has placed, and continues to place, a significant strain on our resources. To accommodate this growth, we must implement or upgrade a variety of operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. For example, in the first half of 2000 we began implementing new financial and human resource software systems. The implementation has required, and may continue to require, significant company resources. In addition, we have had to hire additional employees to accommodate this growth in business and product development activity. This has resulted in increased responsibilities for our management. Our systems, procedures and controls may not be adequate to support our operations. If we fail to improve our operational, financial and management information systems, or to hire, train, motivate or manage our employees, our business could be harmed.

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

   Since our initial public offering on April 13, 2000, our executive officers and directors, their affiliates and other current principal stockholders together control approximately 56% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Nuance, even when a change in control may be in the best interests of other stockholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, these controlling stockholders could cause us to enter into transactions or agreements which we would not otherwise consider.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the risk factors section of this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Rate Risk

   To date, all of our recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Interest Rate Risk

   As of June 30, 2000, we had cash and cash equivalents of $88.6 million which consisted of cash and highly liquid short-term investments. Declines of interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.4 million. As of June 30, 2000, we had short-term debt outstanding in the amount of $323,000 at an interest rate of 8.0%.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                            FORM 10-Q, June 30, 2000

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

   We are not currently a party to any legal proceedings.

Item 2. Changes in Securities:

   The effective date of our registration statement on Form S-1 filed under the Securities Act of 1933 (No. 333-96217) relating to the initial public offering of our common stock, was April 12, 2000. A total of 5,175,000 shares of our common stock, including 675,000 shares related to the exercise of the underwriters' over-allotment option, were sold by us to an underwriting syndicate led by Goldman, Sachs & Co., Thomas Weisel Partners LLC, Dain Rauscher Wessels and Wit Soundview. The offering commenced on April 13, 2000 and closed on April 18, 2000. At the time of the offering, 19,925,986 shares of preferred stock were converted into common stock.

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

                                          Nuance Communications

                                                     /s/ Graham Smith
                                          By: _________________________________
                                                       Graham Smith
                                            Vice President and Chief Financial
                                                          Officer

Date: August 14, 2000

                                 EXHIBIT INDEX

     Exhibit
     Number                             Exhibit Title
     -------                            -------------
       3.1   Amended and Restated Articles of Incorporation of Registrant, as
             currently in effect.(1)

       3.2 Form of Certificate of Incorporation of Registrant, to be in effect upon the reincorporation of Registrant into Delaware.(1)

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

      10.13  Form of Stock Option Agreement entered into between Registrant and
             Brian Danella, Paul Scott and Donna Allen Taylor.(1)

      10.15 Lease agreement dated May 5, 2000, and related agreements by and between Registrant and Pacific Shores Development LLC.

      27.1   Financial Data Schedule.

    --------
    (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2000.