Form 10-Q
period 2000-09-30
NUANCE COMMUNICATIONS
filed 2000-11-14
CIK 1102556

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

               For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                          YES  [X]          NO  [ ]

  31,955,297 shares of the registrant's common stock, $0.01 par value, were outstanding as of November 13, 2000.

================================================================================

                  NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                         FORM 10-Q, September 30, 2000
                               ________________

                                   CONTENTS

Item Number                                                                Page
-----------                                                                ----

                     PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
         Condensed Consolidated Statements of Operations:
           Three and nine months ended September 30, 2000 and 1999........   3
         Condensed Consolidated Balance Sheets:
           September 30, 2000 and December 31, 1999.......................   4
         Condensed Consolidated Statements of Cash Flows:
           Nine months ended September 30, 2000 and 1999..................   5
         Notes to Condensed Consolidated Financial Statements.............   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................   8

Item 3. Quantitative and Qualitative Disclosures about Market Risk........  19

                     PART II: OTHER INFORMATION

Item 1. Legal Proceedings.................................................  21

Item 2. Changes in Securities.............................................  21

Item 6. Exhibits and Reports on Form 8-K..................................  21

SIGNATURES................................................................  22
EXHIBIT INDEX.............................................................  23

                  NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                         ------------------    --------------------
                                                           2000       1999       2000        1999
                                                         -------    -------    --------    --------
Revenue:
 License..............................................   $10,465    $ 2,678    $ 25,185    $  9,610
 Service..............................................     3,995      1,684       9,219       4,258
                                                         -------    -------    --------    --------
 Total revenue........................................    14,460      4,362      34,404      13,868
                                                         -------    -------    --------    --------
Cost of revenue:
 License..............................................        40          -          53           -
 Service..............................................     3,055      1,259       6,780       3,831
                                                         -------    -------    --------    --------
 Total cost of revenue................................     3,095      1,259       6,833       3,831
                                                         -------    -------    --------    --------
Gross profit..........................................    11,365      3,103      27,571      10,037
                                                         -------    -------    --------    --------
Operating expenses:
Sales and marketing, net of $243 and $703 of
 noncash compensation expense for the three and
 nine months ended September 30, 2000, respectively...     8,493      4,902      23,332      11,221
Research and development, net of $523 and $1,513 of
 noncash compensation expense for the three and
 nine months ended September 30, 2000, respectively...     5,283      3,077      14,406       7,753
General and administrative, net of $372 and $1,076
 of noncash compensation expense for the three and
 nine months ended September 30, 2000, respectively...     2,502        859       6,800       2,389
Noncash compensation expense..........................     1,138          -       3,292           -
                                                         -------    -------    --------    --------
 Total operating expenses.............................    17,416      8,838      47,830      21,363
                                                         -------    -------    --------    --------
Loss from operations..................................    (6,051)    (5,735)    (20,259)    (11,326)
Interest and other income, net........................     1,529         70       3,007         337
                                                         -------    -------    --------    --------
Loss before provision for income taxes................    (4,522)    (5,665)    (17,252)    (10,989)
Provision for income taxes............................        85          -         231           -
                                                         -------    -------    --------    --------
 Net loss.............................................   $(4,607)   $(5,665)   $(17,483)   $(10,989)
                                                         =======    =======    ========    ========
Basic and diluted net loss per share..................   $ (0.15)   $ (1.90)   $ (0.88)    $  (3.85)
                                                         =======    =======    ========    ========
Shares used to compute basic and diluted net loss
per share.............................................    29,797      2,978      19,799       2,854
                                                         =======    =======    ========    ========
Pro forma basic and diluted net loss per share........   $ (0.15)   $ (0.31)   $  (0.64)   $  (0.61)
                                                         =======    =======    ========    ========
Shares used to compute pro forma basic and diluted
net loss per share....................................    29,797     18,204      27,357      18,080
                                                         =======    =======    ========    ========



 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                    September 30,  December 31,
                                                    -------------  ------------
                                                        2000           1999
                                                      --------       --------
                                                     (unaudited)
  Assets
Current assets:
Cash and cash equivalents..........................  $ 81,454         $18,073
Short-term investments.............................    12,116          23,353
Accounts receivable, net of allowance for
 doubtful accounts of $958 and $571,
 respectively......................................    12,555           5,349
Receivable from underwriter........................   144,091               -
Prepaid expenses and other current assets..........     4,389           3,027
                                                     --------         -------
 Total current assets..............................   254,605          49,802
Property and equipment, net........................     8,946           4,276
Other assets.......................................    11,975             101
                                                     --------         -------
 Total assets......................................  $275,526         $54,179
                                                     ========         =======
  Liabilities and Stockholders' Equity
Current liabilities:
Current portion of debt............................  $    278         $ 1,043
Accounts payable...................................     2,512           3,024
Accrued liabilities................................    12,554           7,034
Deferred revenue...................................     7,073           4,794
                                                     --------         -------
 Total current liabilities.........................    22,417          15,895
Long-term debt, less current portion...............         -           1,333
                                                     --------         -------
 Total liabilities.................................    22,417          17,228
                                                     --------         -------
Commitments

Stockholders' Equity:
Convertible preferred stock, $.001 par
 value, 5,000,000 shares authorized; none
 and 19,725,986 shares issued and
 outstanding, respectively.........................         -              20
Common stock, $.001 par value, 250,000,000
 shares authorized;
 31,742,050 and 3,240,349 shares issued
 and outstanding, respectively.....................        32               3
Additional paid-in capital.........................   307,771          76,415
Deferred stock compensation........................    (3,338)         (5,614)
Accumulated deficit................................   (51,356)        (33,873)
                                                     --------        --------
 Total stockholders' equity........................   253,109          36,951
                                                     --------        --------
 Total liabilities and stockholders'
  equity...........................................  $275,526        $ 54,179
                                                     ========        ========


 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
Cash flows from operating activities:
Net loss................................................     $(17,483)    $(10,989)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization..........................        1,762          775
 Noncash compensation expense...........................        3,292           --
 Provision for doubtful accounts........................          387          161
 Fair value of common stock options and
  warrants..............................................           --          167
 Changes in operating assets and liabilities:
  Accounts receivable...................................       (7,593)      (2,434)
  Prepaid expenses and other assets.....................       (2,814)        (383)
  Accounts payable......................................         (512)         549
  Accrued liabilities...................................        5,520        2,021
  Deferred revenue......................................        2,279        1,008
                                                             --------     --------
  Net cash used in operating activities.................      (15,162)      (9,125)
                                                             --------     --------
Cash flows from investing activities:
Purchase of marketable securities.......................      (19,485)     (18,286)
Purchase of long-term investment........................      (11,273)          --
Maturities of marketable securities.....................       30,722       28,121
Purchases of property and equipment.....................       (6,432)      (2,185)
                                                             --------     --------
  Net cash (used in) provided by investing activities...       (6,468)       7,650
                                                             --------     --------
Cash flows from financing activities:
Proceeds from issuance of common stock..................       80,341           --
Proceeds from exercise of stock options.................        5,813          160
Proceeds from exercise of Series D warrant..............        1,000           --
Repurchase of common stock..............................           (8)          --
Proceeds from borrowings................................            -        1,295
Repayment of borrowings.................................       (2,098)          --
                                                             --------     --------
  Net cash provided by financing activities.............       85,048        1,455
                                                             --------     --------

Effect of exchange rate fluctuations....................          (37)          --

Net increase (decrease)in cash and cash equivalents.....       63,381          (20)
Cash and cash equivalents, beginning of period..........       18,073        1,642
                                                             --------     --------
Cash and cash equivalents, end of period................     $ 81,454     $  1,622
                                                             ========     ========


 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Prospectus on Form S-1 filed with the Securities and Exchange Commission on September 26, 2000. Certain reclassifications have been made to the prior period balances to conform to the current year presentation.

2. Revenue Recognition

   The Company's revenue is derived from two sources, licenses and services. Services include consulting, software maintenance and support, and training.

   The Company's license revenue consists of license fees for its voice interface software products. This license fee is calculated using two variables: the computation power required to run the Company's platform and the maximum number of simultaneous end-user connections to an application running on the platform.

   License revenue is recognized when:

   .   evidence of an arrangement exists;

   .   delivery has occurred;

   .   the fee is fixed and determinable; and

   .   collection is probable.

   The timing of license revenue recognition is affected by whether the Company performs consulting services in the arrangement and the nature of those services. In the majority of cases, the Company either performs no consulting services at all or performs standard implementation services that are not essential to the functionality of the software. In these cases, the Company recognizes license revenue either upon issuance of the permanent software license key (which enables the software to be operated) or on system acceptance, if the customer has established acceptance criteria (which occurs only in a small minority of cases). In those contracts having acceptance criteria, criteria typically consist of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or call completion rates. When the Company performs consulting services that are essential to the functionality of the software, both license and consulting revenue are recognized over time based on the percentage of the consulting services that have been completed. Invoicing for license fees is triggered by the issuance of the permanent license key and the Company's standard payment terms are net 30 days from invoicing.

   License revenue from value-added resellers and original equipment manufacturers is recognized when product has been solid through to an end user and such sell-through has been reported to the Company.

   Service revenue consists of revenue from providing consulting, training, maintenance updates and technical support. Training service revenue is recognized as services are performed. Consulting service contracts are bid either on a fixed-fee or a time and materials basis. For a fixed-fee contract, the Company recognizes service revenue on a percentage of completion basis in accordance with Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." For time and materials contracts, the Company recognizes service revenue as services are performed in accordance with SOP 81-1. Losses on service contracts, if any, are recognized as soon as such losses become known. Revenue from maintenance updates and technical support is recognized ratably over the term of the applicable agreement.

   In December 1998, the AICPA issued SOP 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP No. 98-9 amends SOP 97-2 to require an entity to recognize revenue for multiple element arrangements by means of the "residual method" when:

   . vendor-specific evidence of fair value exists for all of the undelivered elements that are not accounted for by means of long-term contract accounting;

   . vendor-specific evidence of fair value does not exist for one or more of the delivered elements; and

   . all revenue recognition criteria of SOP No. 97-2, other than the requirement for vendor-specific evidence of the fair value of each delivered element, are satisfied.

   The adoption of SOP 98-9 in fiscal 1999 did not have a significant effect on the Company's financial position or results of operations.

   Many of the Company's arrangements include multiple elements. The Company follows the residual method when accounting for multiple element arrangements. The Company has established vendor-specific objective evidence of fair value for all undelivered elements, including consulting services and maintenance updates and technical support, based on vendor-specific objective evidence of fair value as determined by the price charged for the individual elements when they are sold separately. However, vendor-specific objective evidence of fair value has not been established for the license component (i.e. the delivered element). Revenue for the undelivered elements of a contract are allocated based on the vendor-specific objective evidence of fair value. To the extent that a discount exists on any of the elements, the Company follows the residual method and attributes that discount entirely to the delivered elements.

   Cost of license revenue consists primarily of license fees payable on third-party software products. Cost of service revenue consists of compensation and related overhead costs for employees engaged in consulting, training and maintenance for our customers.

3. Recent Accounting Pronouncements

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000 with respect to the effective date. The Company will adopt SAB 101 in the fourth quarter of 2000 and does not believe there will be any material impact.

4. Net Loss Per Share

   Historical net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding, which includes shares of common stock issued upon the conversion of convertible preferred stock following the closing of the Company's initial public offering. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options and warrants are antidilutive. The total number of shares excluded from diluted net loss per share was 5,857,000 for the three months ended September 30, 2000 and 11,892,000 for the nine months ended September 30, 2000. The total number of shares excluded from diluted net loss per share was 19,287,000 for the three months ended September 30, 1999 and 16,734,000 for the nine months ended September 30, 1999.

   Pro forma basic net loss per share has been calculated assuming the conversion of convertible preferred stock into an equivalent number of common shares, as if the shares had converted on the dates of their issuance.

   The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                    Three Months Ended         Nine Months Ended
                                                        September 30,            September 30,
                                                    -------------------      ---------------------
                                                       2000       1999          2000        1999
                                                    ---------   -------      ---------   ---------
Net loss...........................................   $(4,607)   $(5,665)     $(17,483)   $(10,989)
                                                      =======    =======      ========    ========
Basic:
Weighted average shares of common stock
 outstanding.......................................    30,554      2,981        20,353       2,900
Less: Weighted average shares of common stock
 subject to repurchase.............................      (757)        (2)         (554)        (46)
                                                      -------    -------      --------    --------
Weighted average shares used in computing basic
 and diluted net loss per share....................    29,797      2,979        19,799       2,854
                                                      =======    =======      ========    ========
Basic and diluted net loss per share...............   $ (0.15)   $ (1.90)     $  (0.88)   $  (3.85)
                                                      =======    =======      ========    ========
Net loss...........................................   $(4,607)   $(5,665)     $(17,483)   $(10,989)
                                                      =======    =======      ========    ========
Pro forma:
Shares used above..................................    29,797      2,979        19,799       2,854
Pro forma adjustment to reflect weighted average
  effect of assumed conversion of convertible
  preferred stock..................................         -     15,225         7,558      15,226
                                                      -------    -------      --------    --------
Weighted average shares used in computing pro
  forma basic and diluted net loss per share.......    29,797     18,204        27,357      18,080
                                                      =======    =======      ========    ========
Pro forma basic and diluted net loss per share.....   $ (0.15)   $ (0.31)     $  (0.64)   $  (0.61)
                                                      =======    =======      ========    ========

5. Deferred Stock Compensation

   In connection with the grant of certain stock options to employees through March 31, 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. The Company recorded amortization of deferred compensation for the three and nine months ended September 30, 2000 of $1.1 million and $3.3 million, respectively. This deferred compensation related to 3,152,000 options with a weighted average exercise price of $8.58 granted through March 31, 2000.

6. Segment Reporting

   The Company has two operating segments: licenses and services. Revenue and cost of revenue for the segments are identical to those presented on the accompanying condensed consolidated statements of operations. The Company does not track operating expenses nor derive net profit or loss based on these segments.

   Sales of licenses and services through September 30, 2000 occurred through partners and direct sales representatives located in the Company's headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally. Additionally, long-lived assets in locations other than Menlo Park are not significant.

   International revenues are based on the country in which the end-user is located. The following is a summary of license and service revenue by geographic region for the three and nine month periods ended September 30, 2000 and 1999:

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                    ---------------------         ---------------------
                                                       2000       1999              2000        1999
                                                    ---------   ---------         ---------   ---------

License revenue
 Americas                                           $ 5,776.4   $ 2,317.2        $16,239.3    $ 8,848.2
 Europe                                               1,742.9       202.1          4,916.3        567.2
 Asia                                                 2,945.7       158.7          4,029.4        194.6
                                                    ---------   ---------        ----------   ---------
     Total                                          $10,465     $ 2,678          $25,185      $ 9,610
                                                    =========   =========        ==========   =========
Service revenue
 Americas                                           $ 2,460.6   $ 1,330.0        $ 6,465.7    $ 3,364.0
 Europe                                                 911.1       210.0          1,715.7        537.0
 Asia                                                   623.3       144.0          1,037.6        357.0
                                                    ---------   ---------        ----------   ---------
     Total                                          $ 3,995     $ 1,684          $ 9,219      $ 4,258
                                                    =========   =========        ==========   =========

7. Public Offerings

   On April 13, 2000, the Company commenced its initial public offering of 5.2 million shares of common stock. The offering raised approximately $80 million, net of offering expenses, for the Company. Upon the closing of the offering, 19,925,986 shares of preferred stock were converted into common stock.

  On September 27, 2000, in a secondary offering, the Company sold 1,256,793 shares and selling shareholders sold 1,743,207 shares of our common stock. The offering raised approximately $144.1 million for the Company, net of offering costs, and is intended to be used for general corporate purposes, including working capital and capital expenditures, and strategic investments. The proceeds from this offering were not received until October 2, 2000 and therefore have been recorded as a receivable from underwriter in the accompanying balance sheet.

8.   Subsequent Event

   On November 10, 2000, the Company acquired Speechfront, a privately-held Canadian company, for total consideration of $10.5 million cash and shares of Nuance stock. Speechfront is a developer of voice instant messaging systems.

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

Results of Operations:

   The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of operations for the three and nine months ended September 30, 2000 and 1999.

Overview:

  We develop, market and support a voice interface software platform that makes the content and services of enterprises, telecommunications networks and the Internet accessible from any telephone. We were incorporated in July 1994 and began operations in October 1994. Prior to 1996, our revenue was derived from technical consulting services. In 1996, we deployed the first version of our voice interface software platform and began to generate software license revenue. Today, we offer a range of voice interface software products. To support the sale, deployment and operation of our products, we also provide a number of services that include consulting, training, maintenance updates and technical support.

  Our license revenue consists of license fees for our voice interface software products. Historically, this license fee has been calculated using the two variables: the computation power required to run our platform and the maximum number of simultaneous end-user connections to an application running on our platform. During the quarter ending September 30, 2000, we began implementing a new pricing model for the license fees for our software platform. Under this new pricing model, the license fee is calculated using two variables, one of which is the maximum number of simultaneous end-user connections to an application running on the platform, consistent with our prior method. However, the second variable of the license fee is now based on the value attributed to the functional use of the software. A pricing reserve was established during the second quarter associated with the implementation of this new pricing model to the Company's value-added resellers. This new pricing model for value-added resellers was resolved during the third quarter.

License revenue is recognized when:

        .  evidence of an arrangement exists;

        .  delivery has occurred;

        .  the fee is fixed and determinable; and

        .  collection is probable.

The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement, and the nature of those services. In the majority of cases, we either perform no consulting services or we perform standard implementation services that are not essential to the functionality of the software. In these cases, we recognize license revenue either upon issuance of the permanent software license key (which enables the software to be operated) or on system acceptance, if the customer has established acceptance criteria (which occurs only in a small minority of cases). In those contracts having acceptance criteria, criteria typically consist of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or call completion rates. When we perform consulting services that are essential to the functionality of the software, we recognize both license and consulting revenue over time based on the percentage of the consulting services that have been completed.

  Service revenue consists of revenue from providing consulting, training, maintenance updates and technical support. Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on consulting and training service contracts, if any, are recognized as soon as such losses become known. Revenue from maintenance updates and technical support is recognized ratably over the terms of the applicable agreement.

                                               Three Months            Nine Months
                                            Ended September 30,     Ended September 30,
                                            -------------------     ------------------
                                             2000         1999       2000       1999
                                             ----        -----       ----       ----
Revenue:
 License.................................      72%          61%        73%        69%
 Service.................................      28           39         27         31
                                             ----        -----       ----       ----
  Total revenue..........................     100          100        100        100
Cost of revenue:
 License.................................       -            -          -          -
 Service.................................      21           29         20         28
                                             ----        -----       ----       ----
  Total cost of revenue..................      21           29         20         28
                                             ----        -----       ----       ----
Gross Margin.............................      79           71         80         72
Operating expenses:......................
 Sales and marketing.....................      59          112         68         81
 Research and development................      37           71         42         56
 General and administrative..............      17           20         20         17
 Noncash compensation expense............       8            -          9          -
                                             ----        -----       ----       ----
  Total operating expenses                    121          203        139        154
                                             ----        -----       ----       ----
   Loss from operations                       (42)        (132)       (59)       (82)
Interest and other income, net                 11            2          9          3
                                             ----        -----       ----       ----
Loss before provision for income taxes        (31)        (130)       (50)       (79)
Provision for income taxes...............       1            -          1          -
                                             ----        -----       ----       ----
   Net loss..............................    (32)%       (130)%      (51)%      (79)%
                                             ====        =====       ====       ====

Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

 Revenue

   Total revenue increased from $4.4 million in the three months ended September 30, 1999 to $14.5 million in the three months ended September 30, 2000, an increase of 231%. Total revenue increased from $13.9 million in the nine months ended September 30, 1999 to $34.4 million in the nine months ended September 30, 2000, an increase of 148%.

   License revenue increased from $2.7 million in the three months ended September 30, 1999 to $10.5 million in the three months ended September 30, 2000, an increase of 291%, and from $9.6 million in the nine months ended September 30, 1999 to $25.2 million in the nine months ended September 30, 2000, an increase of 162%. This increase in license revenue was due to an increased acceptance of our products in the marketplace. License revenue represented 61% and 69% of total revenue for the three and nine months ended September 30, 1999, respectively, and 72% and 73% of total revenue for the three and nine months ended September 30, 2000, respectively.

   Service revenue increased from $1.7 million for the three months ended September 30, 1999 to $4.0 million in the three months ended September 30, 2000, an increase of 137%, and from $4.3 million for the nine months ended September 30, 1999 to $9.2 million in the nine months ended September 30, 2000, an increase of 117%. This increase in service revenue was due primarily to growth in license revenue, the installed base of our voice interface software platform and related system design, support and training activities. In addition, approximately $360,000 of our service revenue increase during the quarter was the result of subcontract work done by one of our European partners. Service revenue represented 39% and 31% of total revenue for the three and nine months ended September 30, 1999, respectively, and 28% and 27% of total revenue for the three and nine months ended September 30, 2000, respectively.

 Cost of Revenue

   Cost of service revenue increased from $1.3 million in the three months ended September 30, 1999 to $3.1 million in the three months ended September 30, 2000, an increase of 143%, and from $3.8 million in the nine months ended September 30, 1999 to $6.8 million in the nine months ended September 30, 2000, an increase of 77%. This increase was due to hiring additional personnel in the professional services, technical support and training groups. In addition, approximately $400,000 of our service revenue increase during the quarter was the result of subcontract work done by one of our European partners. Cost of service revenue as a percentage of service revenue was 75% and 90% for the three and nine months ended September 30, 1999, respectively, and 76% and 74% for the three and nine months ended September 30, 2000, respectively. We anticipate that cost of service revenue will increase in absolute dollars, although cost of service revenue will vary as a percentage of service and total revenue from period to period.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased from $4.9 million in the three months ended September 30, 1999, to $8.5 million in the three months ended September 30, 2000, an increase of 73%. Sales and marketing expenses increased from $11.2 million in the nine months ended September 30, 1999 to $23.3 million in the nine months ended September 30, 2000, an increase of 108%. This increase was attributable to the addition of approximately 40 sales and marketing personnel which added approximately $8.7 million in expense, an increase in sales commissions associated with the growth in revenue which added approximately $2.7 million to expenses and higher marketing costs due to expanded promotional activities which added approximately $700,000 in expenses. As a percentage of total revenue, sales and marketing expenses were 112% and 81% in the three and nine months ended September 30, 1999, respectively, and 59% and 68% in the three and nine months ended September 30, 2000, respectively. We expect to continue to increase our marketing and promotional efforts and hire additional sales personnel. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but will vary as a percentage of total revenue from period to period.

   Research and Development. Research and development expenses consist of compensation and related costs for research and development personnel and contractors. Research and development expenses increased from $3.1 million in the three months ended September 30, 1999, to $5.3 million in the three months ended September 30, 2000, an increase of 72%. Research and development expenses increased from $7.8 million in the nine months ended September 30, 1999 to $14.4 million in the nine months ended September 30, 2000, an increase of 86%. This increase was attributable to the addition of approximately 40 personnel associated with product development activities, which added approximately $5.7 million in expenses, and the costs of technical contractors, which added approximately $900,000 in expenses. As a percentage of total revenue, research and development expenses were 71% and 56% in the three and nine months ended September 30, 1999, respectively, and 37% and 42% in the three and nine months ended September 30, 2000, respectively. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of total revenue from period to period.

   General and Administrative. General and administrative expenses consist of compensation and related costs for administrative personnel, legal services, accounting services and other general corporate expenses. General and administrative expenses increased from $859,000 in the three months ended September 30, 1999, to $2.5 million in the three months ended September 30, 2000, an increase of 191%. General and administrative expenses increased from $2.4 million in the nine months ended September 30, 1999 to $6.8 million in the nine months ended September 30, 2000, an increase of 185%. The increase was due to the addition of approximately 30 administrative personnel, which added approximately $3.0 million in expenses, increased facility costs, which added approximately $700,000 in expenses, and costs associated with our new status as a public company, including insurance, accounting and legal fees, which added approximately $700,000 in expenses. As a percentage of total revenue, general and administrative expenses were 20% and 17% in the three and nine months ended September 30, 1999, respectively, and 17% and 20% in the three and nine months ended September 30, 2000, respectively. We expect that general and administrative expenses will increase in absolute dollars as we continue to add personnel and incur additional costs related to the anticipated growth of our business. However, we expect that these expenses will vary as a percentage of total revenue from period to period.

   Non-cash compensation. Non-cash compensation expenses consist of compensation charges related to stock options granted to employees between September 1999 and February 2000. The compensation expense was $1.1 million in the three months ended September 30, 2000 and $3.3 million in the nine months ended September 30, 2000. This expense is being recognized over the vesting period of the stock options.

  Interest and Other Income, Net

   Interest and other income, net, consists of interest earned on cash and short-term investments, offset by interest expense related to a note payable. Interest and other income, net was $70,000 in the three months ended September 30, 1999 and $1.5 million in the three months ended September 30, 2000. Interest and other income, net, was $337,000 in the nine months ended September 30, 1999 and $3.0 million in the nine months ended September 30, 2000. The increase was due to interest income earned on higher average cash balances, primarily the result of cash proceeds raised in the Company's initial public offering in April 2000.

   Provision for Income Taxes. Our provision for income taxes of $85,000 and $231,000 for the three and nine months ended September 30, 2000, respectively, relates to income tax liabilities in certain foreign jurisdictions.

Liquidity and Capital Resources

   From inception through March 31, 2000, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million and, to a lesser extent, from bank financing. In April 2000, we raised approximately $80 million through the completion of our initial public offering of common stock. As of September 30, 2000, we had cash and cash equivalents aggregating $81.5 million and short-term investments totaling $12.1 million. On October 2, 2000, we received cash proceeds, net of the offering costs, of approximately $144.1 million upon the closing of our secondary public offering.

   Our operating activities used cash of $15.2 million for the nine months ended September 30, 2000, and $9.1 million during the nine months ended September 30, 1999. This negative operating cash flow in the nine months ended September 30, 2000 resulted principally from our net losses as we invested in all areas of our business. The cash flow during the period was also impacted by increases in accounts receivable and prepaid expenses and other assets. These factors were partially offset by increases in accrued liabilities and deferred revenue. The negative operating cash flow for the nine months ended September 30, 1999, was primarily caused by our net loss and an increase in accounts receivable, partially offset by an increase in accrued liabilities and deferred revenue.

   Investing activities used cash of $6.5 million during the nine months ended September 30, 2000, and provided cash of $7.7 million during the nine months ended September 30, 1999. The use of cash during the nine-month period ended September 30, 2000, was due to the Company investing $11.3 million in long-term time deposits held by a major bank as security for letters of credit on newly signed facility leases and additions to fixed assets. These factors were partially offset by net proceeds received from marketable securities.

   Our financing activities generated cash of $85.0 during the nine months ended September 30, 2000, and $1.5 million for the nine months ended September 30, 1999. The cash provided by financing activities for the nine months ended September 30, 2000 was primarily the result of proceeds from the Company's initial public offering and the exercise of employee stock options. This amount was slightly offset by the repayment of the Company's term loan with Silicon Valley Bank. The cash generated by financing activities for the nine months ended September 30, 1999 was a result of proceeds received from the Company's term loan with Silicon Valley bank and the exercise of stock options.

   Our Canadian subsidiary carries a revolving line of credit under which it can borrow up to $600,000 in Canadian dollars. The revolving line of credit, secured by a letter of credit from our primary bank, bears interest at the lender's prime rate plus .5% per annum (8.0% at September 30, 2000). The line of credit remains in effect as long as the underlying letter of credit remains in place. As of September 30, 2000, there was a $278,000 U.S. dollar balance outstanding against this line of credit and $122,000 U.S. dollar was available for borrowing under this line.

   On November 10, 2000, the Company acquired Speechfront, a privately-held Canadian company, for total consideration of $10.5 million in both cash and shares of Nuance stock. Speechfront is a developer of voice instant messaging systems.

   Our capital requirements depend on numerous factors. We expect to devote substantial resources to continue our research and development efforts, expand our sales, support, marketing and product development organizations, establish additional facilities worldwide and build the infrastructure necessary to support our growth. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We believe that the proceeds from our initial and secondary public offerings, together with our current cash and cash equivalents and our borrowing capacity, will be sufficient to fund our activities for at least the next 24 months. In addition, we will continue to evaluate acquisitions of other businesses, products or technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

                       FACTORS THAT AFFECT FUTURE RESULTS

We have a history of losses. We expect to continue to incur losses and we may not achieve or maintain profitability.

   We have incurred losses since our inception, including a loss of approximately $17.5 million in the nine months ended September 30, 2000. As of September 30, 2000, we have an accumulated deficit of approximately $51.4 million. We expect to have net losses and negative cash flow for at least the next 15 months. We expect to spend significant amounts to enhance our products and technologies, expand international sales and operations and fund research and development. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Information that we may provide to investors from time to time is accurate only as of the date we disseminate it and we undertake no obligation to update the information.

   From time to time we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD promulgated by the Securities and Exchange Commission. This information or guidance represents our outlook only as of the date that we disseminated it, and we undertake no obligation to provide updates to this information or guidance in our filings with the Securities and Exchange Commission or otherwise.

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

   In addition, we expect to experience seasonality in the sales of our products. For example, we anticipate that sales may be lower in the first quarter of each year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that sales may decline during summer months. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. Because we have limited operating results, it is difficult for us to evaluate the degree to which this seasonality may affect our business.

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

   A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the voice interface software market include IBM, ITT Industries, Lernout and Hauspie Speech Products, Locus Dialog, Lucent Technologies, Microsoft, Philips Electronics, SpeechWorks International and T-NETIX. We expect additional competition from other companies such as Microsoft, who has recently made investments in, and acquired, voice interface technology companies. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

   In 1998, 31% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 56% in 1999 and to 68% for the nine months ended September 30, 2000. We intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the continued viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

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

   We derive a significant portion of our revenue in each quarter from a limited number of customers. For example, in the three months ended September 30, 2000, five customers made up 50% of our total revenue, and one of those customers exceeded 10% of our total revenue.

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

   International sales represented approximately 18% of our revenue in 1998, 21% in 1999 and 48% in the nine months ended September 30, 2000. We are subject to a variety of ris ks associated with conducting business internationally, any of which could harm our business. These risks include:

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

   Although we have filed multiple U.S. patent applications, we have currently only been issued one patent. There is no guarantee that more patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with competitive advantage or to prevent competitors from entering the markets for our products.

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

Our stock price is extremely volatile.

    Since our initial public offering on April 13, 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The Nasdaq National Market and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Certain stockholders may disagree with how Nuance uses the proceeds from its public offerings.

    Management will retain broad discretion over the use of proceeds from the Company's April 2000 initial public offering and September 2000 secondary public offering. Stockholders may not deem these uses desirable and our use of the proceeds may not yield a significant return or any return at all. Because of the number and variability of factors that determine our use of the net proceeds from the offering, we cannot guarantee that these uses will not vary substantially from our currently planned uses.

Some of our existing stockholders can exert control over Nuance and may not make decisions that are in the best interests of all stockholders.

    Since our secondary public offering on September 27, 2000, our executive officers and directors, their affiliates and other current principal stockholders together control approximately 42% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Nuance, even when a change in control may be in the best interests of other stockholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, these controlling stockholders could cause us to enter into transactions or agreements which we would not otherwise consider.

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

    As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by risks such as:

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

Future sales of our common stock could cause the price of our shares to decline.


    Our common stock began trading on the Nasdaq National Market on April 13, 2000. However, to date there have been a limited number of shares trading in the public market. Some of our current stockholders own restricted securities which will become available for sale in the future. 188,889 shares will be available for sale in the public market beginning on December 14, 2000 and 19,413,438 shares will be available for sale beginning on December 26, 2000. Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of shares by our stockholders could impair our ability to raise capital through the sale of additional stock.

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

Interest Rate Risk

    As of September 30, 2000, we had cash and cash equivalents of $81.5 million which consisted of cash and highly liquid short-term investments. Any decline in interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.3 million. As of September 30, 2000, we had short-term debt outstanding in the amount of $278,000 at an interest rate of 8.0%.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                         FORM 10-Q, September 30, 2000

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

  We are not currently a party to any legal proceedings.

Item 2.  Changes in Securities:

  The effective date of our registration statement on Form S-1 filed under the Securities Act of 1933 (No. 333-45128) relating to a public offering of our common stock, was September 26, 2000. A total of 1,256,793 shares of our common stock were sold by us to an underwriting syndicate led by Goldman, Sachs & Co., Credit Suisse First Boston, Thomas Weisel Partners LLC and Wit Soundview. The offering commenced on September 27, 2000 and closed on October 2, 2000.

  On October 27, 2000, the Registrant issued 31,021 shares of common stock at a per share price of $0.96 to Phoenix Leasing Incorporated, upon the net exercise of an outstanding warrant.

Item 3.  Defaults Upon Senior Securities

 None

Item 4.  Submission of Matters to a Vote of Security Holders

 None

Item 5.  Other Information

 None

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

                                    Nuance Communications


                                       /s/ Graham Smith
Date: November 13, 2000           By: _________________________________
                                           Graham Smith
                                     Vice President and Chief
                                     Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                             Exhibit Title


3.1   Amended and Restated Articles of Incorporation of Registrant, as
      currently in effect.(1)
3.2   Form of Certificate of Incorporation of Registrant, to be in effect upon the reincorporation of Registrant into Delaware.(1)
4.1   Form of Registrant's Common Stock Certificate.(1)
4.2   Amended and Restated Investors' Rights Agreement, dated as of October
      1, 1999, among the Registrant and the parties named therein.(1)
27.1  Financial Data Schedule.
--------------------------------------------------------------------------------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Commission on February 4, 2000.