Form 10-K
period 2000-12-31
NUANCE COMMUNICATIONS
filed 2001-04-02
CIK 1102556

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-30203
                          NUANCE COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        94-3208477
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

              1005 HAMILTON COURT
            MENLO PARK, CALIFORNIA                                    94025
         (ADDRESS OF PRINCIPAL OFFICE)                             (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 847-0000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $847,014,546 as of December 31, 2000 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 32,158,875 shares of the Registrant's Common Stock issued and outstanding on December 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Nuance Communications, Inc.'s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, tentatively scheduled to be held on May 8, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 1A.  Company Risk Factors........................................   10
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related              19
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition    21
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          32
          Risk........................................................
Item 8.   Financial Statements and Supplemental Data..................   32
Item 9.   Changes in and Disagreements with Accountants on Accounting    32
          and Financial Disclosure....................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   33
Item 11.  Executive Compensation......................................   33
Item 12.  Security Ownership of Certain Beneficial Owners and            33
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   33

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    33
          8-K.........................................................

                                     PART I

ITEM 1. BUSINESS

     The description of Nuance's business set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to statements regarding the timing of release of our products, the growth of our sales through distributors and the market for our products in general. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Company Risk Factors" and elsewhere in this Report on Form 10-K and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. In particular, see "Company Risk Factors -- Voice interface software may not achieve widespread acceptance by businesses and telecommunications carriers, which could limit our ability to grow our business", "Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate" and "We depend on resellers for a significant portion of our sales. The loss of a key reseller, or their inability to resell our products and services, would limit our ability to sustain and grow our revenue".

INDUSTRY BACKGROUND

     Companies are striving to create new and better means of communicating and conducting business with their customers. Therefore, businesses are investing significantly to build and improve their customer service infrastructure. Historically, offering convenient, easy-to-use and cost-effective customer support to all potential customers has been difficult. However, new voice user interface technologies are emerging that allow businesses to leverage the Internet and telecommunications infrastructure in order to more effectively and efficiently interact with their customers.

  Growth of the Internet

     The Internet has offered businesses a new global communications medium for efficient sharing of electronic information and transactions. Businesses have made massive investments over the last few years to enable their information to be delivered and transactions to be conducted over the World Wide Web. International Data Corporation, or IDC, estimates that there were approximately
2.2 billion URLs on the web in 1999 and that this number is expected to grow to
17.4 billion by 2003. IDC also estimates that there were approximately 267 million users of the Internet worldwide at the end of 1999 and that the number of users will grow to approximately 775 million by the end of 2003.

  Widespread Accessibility of Wireless and Wireline Telecommunications Networks

     While the number of users accessing the Internet is rapidly growing, the telephone network is already widely accessible. The Yankee Group estimates that in 1998 there were over 831 million telephone lines installed and that in 2000 there were 625 million wireless subscribers worldwide. The recent rapid growth in the wireless market is projected by The Yankee Group to continue, with over one billion subscribers worldwide by 2003, representing a three-year compound annual growth rate of 17%. The proliferation of the wireless phone has made access to the telephone network even easier.

     Although access to the Internet is becoming increasingly common, IDC estimates show that by the end of 2003, only 61% of U.S. households will have access to the Internet. Additionally, IDC then estimates that by the end of 2003, the U.S. will represent 27% of the worldwide Internet user population. Thus, many people must obtain information and services and conduct commerce by means other than a personal computer connected to the Internet. Even those potential users who do have Internet access are not always near their personal computers when they need information or want to conduct commerce.

     In contrast, the telephone is a more readily available information and services access device. In comparison to personal computers, telephones are simple to operate and use the most natural form of communication, the human voice. Therefore, the telephone network holds a greater potential for businesses to deliver their information to, and conduct transactions with, the largest possible population.

  High Cost of Call Centers and Limitations of First-Generation Automated Telephone Systems

     Many enterprises have invested in call centers staffed by customer service representatives to interact with customers over the telephone. In a call center, a customer service representative listens to a caller's inquiry, retrieves the information from a computer terminal, and communicates the results to the caller. While these call centers are effective at delivering services over the telephone, they are labor-intensive and expensive. The first generation of systems designed to automate these customer interactions and lower the cost of customer contact was deployed using touch-tone interfaces. Using these systems, callers navigate through menus of touch-tone options and press the keys that help them obtain information or conduct transactions. These systems achieve some automation, but because of the limitations of the telephone keypad, are generally regarded as difficult to use, limiting the range of services that can be offered and customer acceptance rates. As a result, enterprises continue to rely upon traditional call centers staffed by customer service representatives to provide more sophisticated service and to support customers who opt out of touch-tone systems. The Giga Information Group estimates that in 2000, as many as 2.9 million people still worked in 72,000 call centers in the United States. Datamonitor, a London-based consultancy, estimates that in 1998 close to one million people worked in approximately 12,000 call centers across Europe. The Giga Information Group estimates that $91 billion was spent on call centers in 1999. As a result, businesses continue to explore new alternatives for automating customer interaction worldwide.

  Changes in the Telecommunications Industry

     Telecommunications carriers are searching for innovative ways to generate revenue from new and existing customers. For both wireless and wireline carriers, deregulation and technology advancements continue to spur increased competition, driving down the average revenue per customer and decreasing traditional customer loyalties. As a result, carriers are seeking to improve customer retention by providing value-added network services such as voice messaging, call waiting and directory services. While acceptance rates of these services have been relatively high, customer turnover continues at a rate of between 24% and 29% per year according to The Yankee Group. This customer turnover and pricing pressures are driving carriers to offer new, higher-value, information-based services. One of the challenges that the carriers face is delivering sophisticated information-based services through the telephone. Even with the evolution of telephones with small screen displays, the ability for the user to input information is constrained, limiting the usability and sophistication of services that can be made available.

  The Market Opportunity

     We believe there is a significant opportunity for a telephone-based voice user interface capable of delivering information and conducting commerce in a cost-effective, convenient and easy-to-use manner. These voice systems must recognize and understand naturally spoken commands, while also authenticating caller identities. Although basic speech recognition technology has succeeded at automating certain specialized applications, such as limited data entry and retrieval, its widespread use has been constrained by technical limitations and the cost of processing power. Within the last few years, however, the cost of computer processing power has declined significantly and technical advancements have provided the opportunity for speech technology to perform with a higher degree of recognition accuracy in challenging conditions across telecommunications networks. We believe that businesses will benefit from voice interface platforms that provide highly accurate, cost-effective, scalable solutions for communicating and conducting business with customers over the telephone.

THE NUANCE SOLUTION

     Nuance develops, markets and supports a voice interface software platform that makes the information and services of enterprises, telecommunications networks and the Internet accessible from any telephone.

     Our software platform consists of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding, text-to-speech synthesis and voice authentication. Speech recognition is used to recognize what a person says, natural language understanding derives the meaning of what is said, text-to-speech synthesis converts text, for example, from a database, an email, a web page or another document, into speech and voice authentication verifies the identity of a speaker based on the unique qualities of that speaker's voice. We offer a software developer toolkit and software components to enable our customers and third parties to develop voice interfaces that use our software platform. These software components include the user interface for specific tasks, such as requesting a telephone number, date or dollar amount. We also offer a range of consulting, support and education services.

     An additional part of our solution is a voice browser. Our voice browser provides a standard user interface for telephone access to traditional telephony applications, voice portals and voice-enabled Internet content. The functionality of our voice browser used via the telephone is analogous to that of a web browser, which allows users to navigate the World Wide Web via a personal computer. Our voice browser allows personalization through storage of user profile information and personal bookmark lists. Our voice browser uses the speech recognition, natural language understanding, text-to-speech and voice authentication capabilities of our software platform to deliver its standard user interface.

     Our software platform, developer toolkit, software components and voice browser are designed to work with Voice eXtensible Markup Language (VoiceXML), a recently emerged industry standard language that simplifies creation of interfaces between voice interface software and traditional Web infrastructure.

     We believe our products and services provide businesses with the following benefits:

     Increased Revenue Opportunities. By delivering their automated applications over the telephone through a voice user interface, businesses are able to increase their revenue opportunities by:

     - exploiting the relative ubiquity of the telephone to provide an increasingly mobile population of customers and employees with more convenient access to products, services and information;

     - reducing the number of callers that hang up because of the long wait to speak with customer service representatives; and

     - introducing new revenue-generating, value-added services such as voice dialing, directory assistance, personal agents and voice portals.

     Reduced Operational Costs. Our products and services reduce operating costs for businesses by increasing the availability and efficiency of customer contact. According to the Giga Information Group, the average cost of a speech recognition telephone call is between $0.10 and $0.32, compared to the average cost of a call handled by a customer service representative, which typically ranges from $1.95 to $5.00. Even for businesses which offer some services through a touch-tone interface, we believe a voice user interface can reduce the number of callers who elect to speak directly to a customer service representative, thereby reducing overall customer contact costs.

     Increased Customer Retention. Our products and services help businesses offer personalized services such as voice dialing of numbers in stored personal contact lists and access to stock portfolios and other customizable information. Our software also provides enterprises and telecommunications carriers with the ability to introduce new value-added services, allowing them to better differentiate themselves from their competitors. By improving the personalization and differentiation of their services, these businesses are able to improve customer loyalty and increase customer retention.

     Increased Customer Satisfaction. Because users can speak naturally to systems using our software, they can obtain information or perform transactions more quickly than by navigating through the menus of a touch-tone system. Shorter calls allow businesses to handle more users, which in turn leads to shorter hold times.

Our software also reduces the need for callers to remember personal identification numbers or passwords. Businesses will be able to offer a consistent level of service that does not rely on training call center customer service representatives.

     Enhanced Security. Our voice authentication software allows businesses to offer applications that are more secure, more personalized and more convenient for end users than traditional security methods such as personal identification numbers and account numbers. Just as individuals can be authenticated by their fingerprints, they also can be authenticated by their voiceprints. Our software can use a caller's voiceprint to authenticate his identity over the telephone with high reliability. An individual's voiceprint is less likely to be lost, stolen or shared than a password or a personal identification number. When implemented together with our speech recognition capabilities, voice authentication also increases the usability of an application by reducing the time and complexity of identifying and authenticating a caller. A caller can simply speak his telephone number or name and, while our speech recognition software recognizes what has been spoken, our voice authentication software authenticates the caller's identity.

STRATEGY

     Our objective is to be the leading voice interface software platform for applications used across enterprises, telecommunications networks and the Internet. The key elements of our strategy are:

     Facilitate the Development, Adoption and Usage of Voice User Interfaces to Information and Services. We anticipate the formation of a web of voice sites, similar to the World Wide Web, that uses a person's voice to access information and services. We expect that this web will allow the inter-connectivity of various Internet and telephony applications with voice interfaces. To facilitate the rapid growth of this voice web and the adoption of our voice interface software, we plan to invest in products that enable the development and usage of voice sites, voice portals and Internet content that may be accessed through a voice interface. We intend to continue investing in the development of our voice browser and to market it to potential voice portal companies, potential voice site companies and telecommunications carriers. We also plan to invest in the development and marketing of new developer tools that help businesses provide voice user interfaces to their applications. Finally, we plan to continue to forge strategic relationships with companies providing platforms, tools and services to these markets.

     Facilitate Broad Acceptance and Deployment of Our Software Platform. By leveraging our market leadership position and combining high-performance speech recognition, natural language understanding, text-to-speech and voice authentication technologies in a scalable software platform, we believe that we have the opportunity to establish our software as the de facto standard platform for voice applications and services. We plan to continue to invest significant resources to enhance our core technology, software architecture and developer tools and to create new products and services that facilitate development and deployment of applications having a voice user interface. By publishing application programming interfaces and contributing to standards bodies, we are helping establish industry standards so application developers can quickly and cost-effectively create robust applications having a voice user interface.

     Establish the De Facto Standard for Voice User Interfaces. We believe that, by leveraging our user interface design experience, we are positioned to establish a de facto standard for voice user interfaces. We believe that the existence of such a de facto standard will facilitate third-party development and deployment of applications having a voice user interface and leverage the capabilities of our software platform. Standardization of interface design principles will also give end users consistency in voice user interfaces across different applications, improving the usability and effectiveness of these applications. To help accomplish this goal, we intend to continue to invest in the recently emerged standard language for building interfaces between voice recognition software and Web content and other content. For example, via VoiceXML, our voice browser provides end users with a consistent interface for navigation and provides developers with a standard interface for presentation of their voice-enabled applications. We plan to continue to invest in development of, and to encourage third parties to develop, standards-compliant software components. We also intend to create and promote a developer's style guide for voice interfaces and to continue to offer professional services for interface design.

     Leverage Strategic Relationships to Deliver Complete Solutions. We work closely with third parties to deliver complete solutions. Our software is currently integrated with a variety of leading telephony systems. We have also established a number of relationships with application and integration resellers serving both the telecommunications and enterprise markets and plan to continue to forge more of these relationships. In 1999, we introduced the Nuance Partner Alliance, a program for supporting our resellers and integrators, and the Nuance Developer Network, a program for providing developers of voice-enabled applications with tools and information that has over 7,000 members as of March 2001. We intend to continue to invest in the implementation of sales, marketing and support programs to enhance the ability and motivation of third parties to aggressively market, sell and implement solutions based on our software platform.

     Further Develop Our Global Sales, Distribution, Service and Support Capabilities and Related Product Offerings. We have established over 175 customer and partner relationships across 32 countries including the United States. We expect the international market for our software to continue to grow and intend to expand our presence in strategic international markets. To continue to address this global opportunity, we plan to continue hiring sales, service and support employees local to these markets and to establish new relationships with resellers and integrators serving them. We have products that recognize and understand 22 languages and dialects, and we plan to continue investing in the development of voice interface products for additional languages and dialects, although at a slower rate than previously.

PRODUCTS AND SERVICES

     Our product line consists of our software platform, our developer productivity tools and our voice browser. We also offer services to facilitate the development, implementation and support of applications operating on our software platform.

  Software Platform

     Nuance 7.0. The Nuance 7.0 software server provides speech recognition and natural language understanding capabilities, enabling recognition and understanding of both simple responses, such as "yes" and "no," and complex phrases, such as "buy 333 shares at 33 and 3/4." Nuance 7.0 is designed to operate on standard CPU hardware architectures and operating systems such as UNIX and Windows NT within a variety of leading telephony systems. The Nuance
7.0 software platform's distributed server architecture enables speech recognition to be performed on a single hardware server or on multiple hardware servers in a network. When used on multiple servers in a network, Nuance 7.0 efficiently balances the load of speech recognition requests across available servers and automatically compensates for a hardware or software failure on one or more of these servers.

     The speech recognition and natural language understanding technology of Nuance 7.0 is available for 22 languages and dialects, including U.S. English, Canadian English, U.K. English, Australian English, South African English, Singapore English, Latin American Spanish, European Spanish, Cantonese, Czech, Dutch, Canadian French, European French, German, Greek, Italian, Japanese, Mandarin (mainland and Taiwanese), Norwegian, Brazilian Portuguese, Swedish and Turkish. We plan to continue to implement this technology in additional European, Asian and Latin American languages and dialects as we expand our presence in additional markets.

     Nuance Verifier. The Nuance Verifier software server provides voice authentication capabilities for verifying the identity of a speaker based on his unique voice qualities. Users enroll their voiceprints by speaking information requested by the application. Based on this speech, Nuance Verifier creates a voiceprint of the caller's voice. The software is then able to authenticate the caller's claimed identity by comparing his speech to the previously enrolled voiceprint. Nuance Verifier is tightly integrated with Nuance 7.0 and operates within the same architecture, allowing for the same software scalability and robustness. This integration provides a key point of differentiation from our competitors' products, since users can be recognized and authenticated simultaneously. For example, when a caller speaks his telephone number, our software will understand what phone number was spoken and use that same statement to authenticate the caller. We believe that Nuance Verifier's technology delivers a high degree of accuracy for voice authentication, which provides callers with high levels of security and convenience.

     Nuance Vocalizer. Nuance's Vocalizer, Nuance's text-to-speech software engine, which is currently available as a Developer's Release and which we expect to be generally available during 2001, synthesizes text into speech, providing a natural-sounding and understandable voice interface to information and service. This software enables companies to deploy new and complex applications, reading text from a variety of data sources and devices. Applications such as reading email, reviewing appointments from a desktop calendar, checking sales data or accessing stock quotes and bank accounts can be created with Nuance Vocalizer.

     Nuance Voice Web Server. The Nuance Voice Web Server is comprised of the Nuance 7.0 speech recognition server and the Nuance VoiceXML Interpreter. VoiceXML is a standards-based scripting language which enables rapid development of speech applications. It is based on World Wide Web standards and thus enables speech applications to leverage existing web infrastructure and developer communities. Just as HTML defines the display and delivery of text and images to PCs connected to the Internet, VoiceXML enables voice content to be delivered by phone. The Nuance VoiceXML interpreter is software that can process content developed in the VoiceXML language.

  Developer Productivity Tools

     SpeechObjects. SpeechObjects are software components that developers can combine to create the entire voice user interface for an application. SpeechObjects have published application programming interfaces that define the voice interface for specific tasks, such as the request for a spoken city name, flight number or postal code. SpeechObjects encapsulate grammars, which are lists of valid responses that a user might say at a particular point in the dialog, prompts, which are messages played to a caller to elicit a response, and a dialog framework, which governs these grammars and prompts. Because SpeechObjects can be used across multiple applications and can be customized for different applications, they help reduce the time and complexity to build an application that uses a voice interface. For example, a SpeechObject that understands a spoken date can be used for applications as diverse as travel planning and bill payment. We facilitate third-party development of new components by providing royalty-free licenses to the source code for a set of SpeechObjects we call Foundation SpeechObjects. These Foundation SpeechObjects capture commonly used information such as dates, times and dollar amounts.

     Nuance Developer's Toolkit. The Nuance Developer's Toolkit facilitates the prototyping, development, deployment and optimization of voice user interfaces for applications. The toolkit provides application programming interfaces to our software platform and also includes twenty-five Foundation SpeechObject software components. Voice user interfaces developed with the Nuance Developer's Toolkit can be integrated with telephony applications written in C/C++ or Java or using one of the Nuance-supported third-party application development software tools. The toolkit includes a product called V-Optimizer that is used by developers to analyze and tune system performance. The Nuance Developer's Toolkit includes a tool, named V-Builder, that provides developers with the capability to create speech applications using both VoiceXML, a recently emerged standard for voice markup languages, and SpeechObject software components.

  Nuance Voyager

     Our Voyager voice browser provides a standard voice user interface for access to traditional telephony applications, voice portals and voice-enabled Internet content. The functionality of our voice browser used via the telephone is analogous to that of a web browser, which allows users to navigate the World Wide Web via a personal computer. For end users, the Voyager browser delivers a consistent user interface experience with standardized navigation features, such as voice-based hyperlinks, continuous connection from one call to the next and standardized personalization features, such as voice-site bookmarks, stored voiceprints and storage of user profile information. For developers of voice-enabled applications, the Voyager browser offers a consistent framework for presentation of these voice-enabled applications to end-users. For the enhanced service providers and telecommunications carriers who may deploy Voyager to their customers, the product allows delivery of new types of voice-enabled services and offers a variety of voice portal services customized to their specific needs.

  Services

     We offer a range of services for implementation of applications using our software platform. We offer professional services for customer projects, and believe that our experience in the design and deployment of voice interface systems is of value to our customers and provides us with a competitive advantage. We draw on this experience to provide professional services that include prototype development, user interface design, grammar development, system testing, performance optimization and end-user acceptance studies. We also offer technical support services for customers and developers to assist with development, integration and operation of our software products, as well as developer education services.

VOICE TECHNOLOGIES

     Our core technologies are speech recognition, natural language understanding, text-to-speech synthesis and voice authentication. Our software platform, developer toolkit, software components and voice browser are designed to work with VoiceXML. Just as Hypertext Markup Language (HTML) defines the display and delivery of text and images on PCs connected to the Internet, VoiceXML can translate Web content into a format that speech-recognition software can deliver by phone.

     Speech recognition. Our highly accurate speech recognition technology uses advanced linguistic and statistical models to interpret and understand natural human speech, enabling users to speak naturally to computers. To recognize speech, we currently use Hidden Markov Models with Gaussian-mixture processing, which are statistical models that incorporate linguistic rules and automatically learn from recorded speech databases. Our approach to speech recognition is based on dividing digitized speech into many short segments, then using our statistical processes to analyze and interpret these segments. Breaking the speech into these short segments creates a high-resolution view of the speech, which results in a high degree of accuracy.

     Natural language understanding. Once speech is recognized, our software determines its meaning. The software extracts the relevant parts of the recognized speech using rules established by the developer of the voice interface. These rules allow it to discard extraneous words such as "uh" and "please" and then map the remaining words to pre-defined associated meanings. For example, if the recognized speech were to be "Big Blue," the application developer could use our developer tools to associate the speech with the ticker symbol "IBM."

     Text-to-speech. Our text-to-speech engine synthesizes text into speech, providing a natural-sounding and understandable voice interface to information and services. Our text-to-speech software can replace the lengthy manual development steps needed to manage large applications such as directory services or order management content. Text-to-speech capabilities also eliminate the cost and inconvenience of studio recordings required to maintain an application's chosen voice.

     Voice authentication. Our voice authentication software provides security for applications through biometric speaker verification. Callers enroll their voices by speaking information requested by the application. Based on this speech, our technology creates a voiceprint, or a statistical model of the caller's voice. Once a voiceprint is created, our software can authenticate a caller's claimed identity by comparing his speech to the voiceprint created during enrollment. Our voice authentication software takes into account the acoustic differences between types of telephones and caller locations, which may affect how a voice sounds. These acoustic differences are one of the key technological challenges in producing robust voice authentication products. By using our proprietary techniques, our voice authentication technology provides a high degree of accuracy.

CUSTOMERS

     We sell our software to a broad range of companies and organizations, including those in the air travel, banking and brokerage business, as well as investment institutions, retailers, voice portals and telecommunications carriers. As of December 31, 2000, we had sold software and/or services to over 375 end-users.

SALES AND MARKETING

     We sell our products both directly through a sales force and indirectly through third-party value added resellers, original equipment manufacturers, or "OEMs", voice application service providers, and systems integrators. As of December 31, 2000, we had 122 employees in sales and marketing serving the United States market and 34 employees in sales and marketing serving international markets. We also had sales offices in five different countries. International sales accounted for 18% of revenue in 1998, 21% in 1999 and 47% in 2000.

     Our sales force focuses on generating demand for our products that is fulfilled either directly or indirectly through channel resellers. We believe that, as the market for voice interface solutions continues to develop, sales through our indirect channel will represent a significant percentage of our sales.

     Our resellers increase our sales coverage worldwide and address the broad range of market and application opportunities for our software. In addition, these resellers provide end users of our software platform with access to additional resources to design, install and customize applications. Our five largest resellers based on revenue in 2000 were Edify -- a subsidiary of S1 Corporation, IBM, Nortel Networks, Syntellect and VeCommerce (Australia).

MARKETING

     Our marketing programs are designed to create awareness for our products and services and support our direct and indirect sales efforts. We have implemented an integrated mix of marketing activities, including public relations, promotional events such as seminars and an annual user conference, demonstration systems, web sites and channel programs. Our channel programs include the Nuance Developer Network and the Nuance Partner Alliance. The Nuance Developer Network is a program for providing developers of voice-enabled applications with tools and information. Members of the Nuance Developer Network receive our Developer Toolkit, training discounts and access to our extranet system for additional information and online support. The Nuance Partner Alliance is comprised of a select group of our resellers, OEMs, voice application service providers and integrators. We screen applicants to the Nuance Partner Alliance based on their commitments to sell and to market our software and services and to provide relevant training to their employees. We perform joint marketing activities with Nuance Partner Alliance members and we provide them with introductions to prospective customers.

RESEARCH AND DEVELOPMENT

     To remain competitive in the voice interface software industry, we must continue to develop highly accurate and efficient speech recognition, natural language understanding and voice authentication technologies. Our technologies are based on over ten years of initial research activities by SRI International. Since our formation, we have invested significantly in developing and improving this core technology, the software architecture and related products. Our current research and development activities include improvements to recognition and verification accuracy, continued enhancements to the Nuance 7 software architecture to broaden functionality, improve software efficiency and expand integration options, and development of text-to-speech products. Our research and development expenses were $6.6 million in 1998, $11.8 million in 1999 and $20.2 million in 2000. As of December 31, 2000, we had 121 employees dedicated to research and development. We believe that new and timely development of products and technologies is important to our competitive position in the market and intend to continue to invest in research and development activities.

COMPETITION

     A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the voice interface software market include IBM, ITT Industries, Lernout and Hauspie Speech Products, Locus Dialogue, Lucent Technologies, Philips Electronics, SpeechWorks International, Veritel, Vocalis and T-NETIX. We expect additional competition from other companies such as Microsoft, who has made investments in, and acquired, voice interface technology companies. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

     We believe that the principal competitive factors affecting our market include the breadth and depth of solutions, product quality and performance, core technology, product scalability and reliability, product features, customer service, the ability to implement solutions, the value of a given solution, the creation of a base of referenceable customers and the strength and breadth of reseller and developer relationships. Although we believe that our solutions currently compete favorably with respect to these factors, particularly with respect to product quality and performance, our market is relatively new and is evolving rapidly.

INTELLECTUAL PROPERTY

     We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We have filed multiple U.S. patent applications, resulting in the issuance of one patent, and have taken steps to preserve our rights in various foreign countries. In addition, we have two U.S. trademark registrations and we have filed for additional U.S. trademark registrations. Although we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our employees, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We cannot guarantee that others will not develop technologies that are similar or superior to our technology.

     To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for the maintenance of confidentiality and assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements to protect our confidential information delivered to third parties and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology or to develop products with the same functionality as our products. Monitoring unauthorized use of our proprietary information and technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. In addition, some of our license agreements require us to place the source code for our products into escrow.

     The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management's attention and resources or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of these employees may assert that our employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and features of, our products grow.

EMPLOYEES

     As of December 31, 2000, we had 469 full time employees. From time to time, we also retain independent technical contractors and temporary employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 1A. COMPANY RISK FACTORS

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred losses since our inception, including a loss of approximately $23.5 million in the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $57.3 million. We expect to have net losses and negative cash flow for at least the next 12 months. We expect to spend significant amounts to enhance our products and technologies, expand international sales and operations and fund research and development. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR ABILITY TO ACCURATELY FORECAST OUR QUARTERLY SALES IS LIMITED, OUR COSTS ARE RELATIVELY FIXED IN THE SHORT TERM AND WE EXPECT OUR BUSINESS TO BE AFFECTED BY SEASONALITY. AS A RESULT, OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. For instance, on March 15, 2001, we announced our revised expectations for our first quarter financial results based upon our then-current outlook. These quarterly variations are caused by a number of factors, including:

     - delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

     - timing of product deployments and completion of project phases, particularly for large orders;

     - delays in recognition of software license revenue in accordance with applicable accounting principles;

     - our ability to develop, introduce, ship and support new and enhanced products, such as our voice browser and new versions of our software platform, that respond to changing technology trends in a timely manner and our ability to manage product transitions;

     - the amount and timing of increases in expenses associated with our growth; and

     - the utilization rate of our professional services personnel.

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

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS OUTSIDE OF OUR CONTROL.

     Since our initial public offering on April 13, 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The Nasdaq National Market and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

     - actual or anticipated variations in operating results;

     - announcements of operating results and business conditions by our customers and suppliers;

     - announcements by our competitors relating to new customers, technological innovation or new services;

     - economic developments in our industry as a whole; and

     - general market conditions.

     These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. Our stock price may fluctuate due to variations in our operating results. For example, on March 15, 2001, we announced our revised expectations for our first-quarter revenues based upon our then-current outlook. As a result, the trading price of our common stock declined rapidly and significantly.

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

     The continued development of the market for our products also will depend upon the:

     - widespread deployment of voice interface applications by third parties, which is driven by consumer demand for services having a voice user interface;

     - demand for new uses and applications of voice interface technology, including adoption of voice user interfaces by companies that operate web sites;

     - adoption of industry standards for voice interface and related technologies; and

     - continuing improvements in hardware technology that may reduce the costs of voice interface software solutions.

     Our products can have a long sales and implementation cycle and, as a result, our quarterly operating results may fluctuate.

     The sales cycles for our products have typically ranged from three to twelve months, depending on the size and complexity of the order, the amount of services to be provided by us and whether the sale is made directly by us or indirectly through a value added reseller, a voice application service provider or a systems integrator.

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

     After purchase, it may take substantial time and resources to implement our software and to integrate it with our customers' existing systems. If we are performing services that are essential to the functionality of the software, in connection with its implementation, we recognize software revenue based on the percentage completed using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either software or service revenue until these conditions are met. We have in the past and may in the future experience unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles and the varying order amounts for our products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period.

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

     Commercial acceptance of our products and technologies will depend, among other things, on:

     - the ability of our products and technologies to meet and adapt to the needs of our target markets;

     - the performance and price of our products and our competitors' products; and

     - our ability to deliver customer service directly and through our resellers.

OUR PRODUCTS ARE NOT 100% ACCURATE AND WE COULD BE SUBJECT TO CLAIMS RELATED TO THE PERFORMANCE OF OUR PRODUCTS. ANY CLAIMS, WHETHER SUCCESSFUL OR UNSUCCESSFUL, COULD RESULT IN SIGNIFICANT COSTS AND COULD DAMAGE OUR REPUTATION.

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

     A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the voice interface software market include IBM, ITT Industries, Lernout and Hauspie Speech Products, Locus Dialog, Lucent Technologies, Philips Electronics, SpeechWorks International, Veritel, Vocalis and T-NETIX. We expect additional competition from other companies such as Microsoft, who has recently made investments in, and acquired, voice interface technology companies. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

WE DEPEND ON RESELLERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF A KEY RESELLER, OR THEIR INABILITY TO RESELL OUR PRODUCTS AND SERVICES, WOULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUE.

     In 1998, 31% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 56% in 1999 and to 72% in 2000. One reseller in particular, Nortel Networks, accounted for 19% of our revenue in 1998, 25% of our revenue in 1999 and 22% of our revenue in 2000. We intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the continued viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

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

     We derive a significant portion of our revenue in each period from a limited number of customers. For example, in 2000, five customers made up 43% of our total revenue, and one of those customers, acting as a reseller, accounted for approximately 22% of our total revenue.

     We expect that a limited number of customers and customer orders will continue to account for a substantial portion of our revenue in a given period. Generally, customers who make large purchases from us are not expected to make subsequent, equally large purchases in the short term. As a result, if we do not acquire a major customer, if a contract is delayed, cancelled or deferred, or if an anticipated sale is not made, our business could be harmed.

SALES TO CUSTOMERS OUTSIDE THE UNITED STATES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

     International sales represented approximately 18% of our revenue in 1998, 21% in 1999 and 47% in 2000, and we anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total future revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

     - difficulties and costs of staffing and managing foreign operations;

     - the difficulty in establishing and maintaining an effective international reseller network;

     - the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

     - political and economic instability outside the United States;

     - import or export licensing and product certification requirements;

     - tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

     - potential adverse tax consequences, including higher marginal rates;

     - unfavorable fluctuations in currency exchange rates; and

     - limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

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

     The market for voice interface software is new and emerging and industry standards have not been established yet. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to insure that our products will support all applicable standards, which could in turn result in decreased sales of our products.

     Our V-Builder applications-building tool, our Voice Web Server software and our Voyager browser application are each designed to work with the recently emerged VoiceXML standard. If VoiceXML is not widely accepted by our target customers, then sales of our products could decline and our business would be harmed. In that case, we may find it necessary to redesign our existing products or design new products that are compatible with standards that replace VoiceXML. This design or redesign could be costly and time-consuming.

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

IF WE ARE UNABLE TO HIRE AND RETAIN TECHNICAL, SALES AND MARKETING AND OPERATIONAL PERSONNEL, OUR BUSINESS COULD BE HARMED.

     We intend to continue to hire additional personnel, including software engineers, sales and marketing personnel and operational personnel. Competition for these individuals is intense, especially in the San Francisco Bay Area where we are headquartered, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

CERTAIN STOCKHOLDERS MAY DISAGREE WITH HOW NUANCE USES THE PROCEEDS FROM ITS PUBLIC OFFERINGS.

     Management retains broad discretion over the use of proceeds from the Company's April 2000 initial public offering and September 2000 secondary public offering. Stockholders may not deem these uses desirable and our use of the proceeds may not yield a significant return or any return at all. Because of the number and variability of factors that determine our use of the net proceeds from these offerings, we cannot guarantee that these uses will not vary substantially from our currently planned uses.

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER NUANCE AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL STOCKHOLDERS.

     As of March 1, 2001, our executive officers and directors, their affiliates and other current principal stockholders together control approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Nuance, even when a change in control may be in the best interests of other stockholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, these controlling stockholders could cause us to enter into transactions or agreements which we would not otherwise consider.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS WHICH MAY DELAY OR PREVENT A CHANGE OF CONTROL OF NUANCE.

     Provisions of our charter and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of Nuance. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

     - the division of the board of directors into three separate classes;

     - the elimination of cumulative voting in the election of directors;

     - prohibitions on our stockholders from acting by written consent and calling special meetings;

     - procedures for advance notification of stockholder nominations and proposals; and

     - the ability of the board of directors to alter our bylaws without stockholder approval.

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

     As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company. Any future acquisitions would be accompanied by risks such as:

     - difficulties in assimilating the operations and personnel of acquired companies;

     - diversion of our management's attention from ongoing business concerns;

     - our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

     - additional expense associated with amortization of acquired assets;

     - maintenance of uniform standards, controls, procedures and policies; and

     - impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

     We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business.

INFORMATION THAT WE MAY PROVIDE TO INVESTORS FROM TIME TO TIME IS ACCURATE ONLY AS OF THE DATE WE DISSEMINATE IT, AND WE UNDERTAKE NO OBLIGATION TO UPDATE THE INFORMATION.

     From time to time, we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD promulgated by the Securities and Exchange Commission. This information or guidance represents our outlook only as of the date that we disseminated it, and we undertake no obligation to provide updates to this information or guidance in our filings with the Securities and Exchange Commission or otherwise.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we, or our customers, may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

WE ARE CURRENTLY ENGAGED IN A SECURITIES CLASS ACTION LAWSUIT, WHICH, IF IT RESULTS IN AN UNFAVORABLE RESOLUTION, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

     In March 2001, a number of shareholder complaints were filed in the United States District Court for the Northern District of California against us and certain of our officers. The complaints were filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging insider trading and false and misleading statements in violation of the federal securities laws. We believe that the allegations of these lawsuits are without merit and intend to defend the litigation vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 2. PROPERTIES

     Our headquarters are located in Menlo Park, California in two office buildings in which we lease an aggregate of 60,000 square feet. The lease on one building expires in May 2001. The lease on the other building expires in August 2004. In May 2000, we also signed a lease for a new 141,000 square-foot headquarters facility in Redwood City, California. The facility was secured to support our planned growth in the San Francisco Bay Area. The lease term is for eleven years from an expected move-in date of August 2001. In January 2000, we signed a lease, which was amended in August 2000, for 34,000 square feet of office space in Montreal, Canada to support the growth of our Canadian subsidiary. The lease term is for seven years from the lease inception date of November 1, 2000. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

     In late March 2001, a number of purported securities class action lawsuits were filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. The first of these complaints is captioned Singh v. Nuance Communications, Inc., et al., NO. C 01-20242. The lawsuits allege violations of the Securities Exchange Act of 1934, and seek unspecified damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "NUAN" since April 13, 2000. The following table presents, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

                                                          HIGH         LOW
                                                        ---------    --------
Fiscal 2000
  Second Quarter (since April 13, 2000)...............  $ 83.3125    $25.0000
  Third Quarter.......................................  $175.0000    $83.1875
  Fourth Quarter......................................  $128.0156    $30.5625

     As of February 28, 2001, there were approximately 362 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

DIVIDEND POLICY

     We have never declared or paid any dividends on our common stock or other securities. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 4, 2000, we issued a warrant to purchase 100,000 shares of our common stock with a per share exercise price of $138.50 to OnStar Corporation in connection with a license agreement. Such issuance was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

     On November 10, 2000, we acquired all of the outstanding shares of 14256225 Ontario Inc./3773124 Canada Inc., doing business as SpeechFront, a Canadian company. In exchange for the SpeechFront shares, we paid cash to the former shareholders of SpeechFront, and a wholly-owned subsidiary of ours, incorporated for purposes of the transaction, issued shares of stock (the "Exchangeable Shares") to certain of the former shareholders of SpeechFront. The Exchangeable Shares are exchangeable, pursuant to the terms of an Exchange Agreement filed as an exhibit to this Form 10-K, into an aggregate of 55,295 shares of Nuance Common Stock. The Exchangeable Shares and the shares of Nuance Common Stock issuable upon exchange thereof were issued in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended.

     The effective date of our Registration Statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-96217), relating to our initial public offering of our common stock was April 12, 2000. Public trading commenced on April 13, 2000. The offering closed on April 18, 2000. The managing underwriters of the public offering were Goldman, Sachs & Co., Thomas Weisel Partners LLC, Dain Rauscher Wessels and Wit SoundView. In the offering (including the exercise of the underwriters' overallotment option on April 20, 2000), we sold an aggregate of 5,175,000 shares of our common stock for an initial price of $17.00 per share.

     The aggregate proceeds from the offering were $88.0 million. We paid expenses of approximately $7.7 million, of which approximately $5.4 million represented underwriting discounts and commissions and approximately $2.3 million represented expenses related to the offering. Net proceeds from the offering were approximately $80.3 million. As of December 31, 2000, approximately all of the net proceeds have been invested in interest-bearing cash equivalents, short-term investments and long-term investments.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The historical results presented below are not necessarily indicative of future results.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2000        1999       1998       1997       1996
                                         --------    --------    -------    -------    -------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Total revenue..........................  $ 51,818    $ 19,567    $11,755    $ 4,382    $ 1,498
Gross profit...........................    41,066      14,107      8,656      3,218        850
Loss from operations...................   (29,825)    (19,149)    (7,536)    (3,758)    (3,299)
Net loss...............................   (23,474)    (18,474)    (6,938)    (3,554)    (3,241)
                                         ========    ========    =======    =======    =======
Basic and diluted net loss per share...  $  (1.03)   $  (6.32)   $ (3.19)   $ (2.46)   $ (2.78)
                                         ========    ========    =======    =======    =======
Shares used to compute basic and
  diluted net loss per share...........    22,717       2,924      2,173      1,443      1,164
                                         ========    ========    =======    =======    =======

     For a description of shares used in computing basic and diluted net loss per share, see note 2 of notes to consolidated financial statements.

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                              2000       1999       1998       1997      1996
                                            --------    -------    -------    ------    ------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................  $219,047    $18,073    $ 1,642    $2,056    $1,283
Working capital...........................   226,366     33,907     12,406     4,028       480
Total assets..............................   279,338     53,722     20,199     6,940     2,216
Long-term debt, less current portion......        32      1,333         --       815        --
Total stockholders' equity................   251,991     36,951     14,260     4,384       801

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results during the current fiscal year, statements regarding expense trends and cash positions, statements regarding our sales and marketing and hiring activities and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Company Risk Factors" and elsewhere in this Report on Form 10-K and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. In particular, see "Company Risk Factors -- Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate", "Our stock price may be volatile due to factors outside of our control" and "Our products can have a long sales and implementation cycle and, as a result, our quarterly operating results may fluctuate".

OVERVIEW

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

     Our license revenue consists of license fees for our voice interface software products. The license fees for our software platform is calculated using two variables, one of which is the maximum number of simultaneous end-user connections to an application running on the platform and the other being the value attributed to the functional use of the software.

     License revenue is recognized when:

     - evidence of an arrangement exists;

     - delivery has occurred;

     - the fee is fixed and determinable; and

     - collection is probable.

     The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement and the nature of those services. In the majority of cases, we either perform no consulting services or we perform standard implementation services that are not essential to the functionality of the software. In these cases, we recognize license revenue either upon issuance of the permanent software license key or on system acceptance, if the customer has established acceptance criteria (which occurs only in a small minority of cases). In those contracts having acceptance criteria, criteria typically consist of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or call completion rates. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When we perform consulting services that are essential to the functionality of the software, we recognize both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed.

     License revenue from value-added resellers and OEMs is recognized when product has been sold through to an end user and such sell-through has been reported to the Company.

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

     Our standard payment terms are net 30 to 90 days from the date of invoice. However, an average of 63% of our license revenue during the eight quarters ended December 31, 2000 was recognized in the last month of the quarter. Thus, a significant portion of our accounts receivable balance at the end of a quarter is typically comprised of a large percentage of the total revenue from that quarter.

     We record deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of December 31, 2000, deferred revenue was $10.7 million. The deferred revenue amount includes unearned license revenue and prepaid services that will be recognized as revenue in the future as we deliver licenses and perform services.

     We sell products to our customers both directly through a sales force and indirectly through resellers and systems integrators. Customers exceeding 10% of total revenue are:

     - Nortel Networks, who acting as a reseller, accounted for 19% of total revenue for 1998, 25% of total revenue for 1999 and 22% of total revenue for 2000;

     - Motorola, a stockholder of Nuance, who accounted for 15% of total revenue for 1998; and

     - Fidelity, a stockholder of Nuance, who accounted for 32% of total revenue for 1998 and 20% of total revenue for 1999;

     No other customers accounted for more than 10% of our revenue for 1998, 1999 or 2000.

     We sell our products to customers in North America, South America, Europe, Asia and Australia. International sales accounted for approximately 18% of our total revenue in 1998, 21% of our total revenue for 1999 and 47% of our total revenue for 2000. We anticipate that markets outside the United States will continue to represent a significant portion of total future revenue. We intend to increase our sales and marketing activities with respect to international licensing of our software and provisioning of our services in the foreseeable future. International sales are currently denominated in U.S. dollars. However, we may denominate sales in foreign currencies in the future.

     Cost of license revenue consists primarily of fees payable on third-party software products and documentation and media costs. Cost of service revenue consists of compensation and related overhead costs for employees engaged in consulting, training and maintenance for our customers.

     Our operating expenses are classified into six general categories: sales and marketing, research and development, general and administrative, in-process research and development, amortization of intangibles and non-cash compensation. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional services fees, occur in each of these categories, except for non-cash compensation.

     We allocate the total costs for information services and facilities to each functional area that uses information services and facilities based on relative headcount. These allocated costs include rent and other facility-related costs for our offices, communication charges and depreciation expense for property and equipment, computer hardware and software maintenance.

     We had 469 full-time employees as of December 31, 2000 and intend to hire additional employees as the business grows, although at a slower rate than previously. This continued expansion places significant demands on our management and operational resources. To manage this growth, we must continue to invest in and implement operational systems, procedures and controls.

     From our inception through December 31, 2000, we have incurred approximately $133.9 million of operating costs and expenses, including approximately $46.4 million of research and development expenditures used to develop our current and future software products. As a result of these and other operating expenditures, we have incurred net operating losses in each year since inception. We anticipate that our operating expenses will increase in the foreseeable future as we build our services, sales and marketing organizations and as we continue to invest in research and development. Accordingly, we expect to incur operating losses for at least the next 12 months.

     We believe that period-to-period comparisons of our historical operating results are not necessarily meaningful and should not be relied upon as being indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly evolving markets. Although we have experienced significant revenue growth in the past, this trend may not continue. Furthermore, we may not achieve or maintain profitability in the future.

RESULTS OF OPERATIONS

     The following table presents selected financial data for the periods indicated as a percentage of total revenue.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Revenue:
  License...................................................    72%      70%      68%
  Service...................................................    28       30       32
                                                              ----     ----     ----
          Total revenue.....................................   100      100      100
Cost of revenue:
  License...................................................    --       --        3
  Service...................................................    21       28       23
                                                              ----     ----     ----
          Total cost of revenue.............................    21       28       26
                                                              ----     ----     ----

Gross profit................................................    79       72       74
                                                              ----     ----     ----
Operating expenses:
  Sales and marketing.......................................    66       90       58
  Research and development..................................    39       60       56
  General and administrative................................    19       18       23
  Acquired In-process research and development..............     3       --       --
  Amortization of intangibles...............................     1       --       --
  Non-cash compensation expense.............................     9        2       --
                                                              ----     ----     ----
          Total operating expenses..........................   137      170      137
                                                              ----     ----     ----
Loss from operations........................................   (58)     (98)     (63)
Interest and other income, net..............................    13        4        5
                                                              ----     ----     ----
Loss before provision for income taxes......................   (45)     (94)     (58)
                                                              ----     ----     ----
Provision for income taxes..................................     1       --       --
Net loss....................................................   (46)%    (94)%    (58)%
                                                              ====     ====     ====

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 AND 1999

  Revenue

     Total revenue increased from $19.6 million in 1999 to $51.8 million in 2000, an increase of 165%.

     License revenue increased from $13.6 million in 1999 to $37.6 million in 2000, an increase of 176%. This increase in license revenue was due to an increased number of distribution partners, an increase in our internal sales force and an increased acceptance of our products in the marketplace. License revenue represented 70% of total revenue for 1999 and 72% of total revenue for 2000.

     Service revenue increased from $6.0 million in 1999 to $14.3 million in 2000, an increase of 140%. This increase in service revenue was due primarily to growth in license revenue and revenue for certain non-recurring engineering work performed in the second and third quarters of 2000. Service revenue represented 30% of total revenue for 1999 and 28% of total revenue for 2000.

  Cost of Revenue

     Cost of service revenue increased from $5.5 million in 1999 to $10.7 million in 2000, an increase of 96%. This increase was due to hiring approximately 90 additional employees, many in the fourth quarter, in the professional services, technical support and training groups and utilization of outside organizations. Cost of service revenue as a percentage of service revenue was 92% for 1999 and 75% for 2000. Cost of service revenue will vary as a percentage of service and total revenue from period to period.

     We anticipate that cost of license revenue will increase moderately in absolute dollars, in part due to royalty payments that will be made relative to our new Vocalizer product.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist of compensation and related costs for sales and marketing employees and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses increased from $17.6 million in 1999 to $34.1 million in 2000, an increase of 93%. This increase was attributable to the addition of approximately 70 sales and marketing employees, which added approximately $7.9 million in payroll and related expenses and $2.6 million in commission and bonus expenses. Travel and related costs increased by $1.8 million, and recruiting costs increased by $600,000. Higher marketing costs due to expanded promotional activities added approximately $700,000 in expenses, while bad debt expense increased by $1.2 million. As a percentage of total revenue, sales and marketing expenses were 90% in 1999 and 66% in 2000. We expect to continue to increase our marketing and promotional efforts, while keeping headcount relatively flat. Accordingly, we anticipate that sales and marketing expenses will increase in absolute dollars, but will vary as a percentage of total revenue from period to period.

     Research and Development. Research and development expenses consist of compensation and related costs for research and development employees and contractors. Research and development expenses increased from $11.8 million in 1999 to $20.2 million in 2000, an increase of 71%. This increase was attributable to addition of approximately 25 employees associated with product development activities, which added approximately $4.4 million in expenses, and the costs of technical contractors, which added approximately $1.1 million in expenses. As a percentage of total revenue, research and development expenses were 60% in 1999 and 39% in 2000. We expect to hold research and development headcount relatively flat and anticipate that research and development expenses will continue to increase moderately in absolute dollars, but will vary as a percentage of total revenue from period to period.

     General and Administrative. General and administrative expenses consist of compensation and related costs for administrative employees, legal services, accounting services and other general corporate expenses. General and administrative expenses increased from $3.5 million in 1999 to $10.0 million in 2000, an increase of 184%. The increase was due to the addition of approximately 35 administrative employees, which added approximately $4.0 million in expenses and approximately $500,000 in recruiting costs. Increased legal and professional fees added approximately $500,000 in expense, while increased insurance costs, primarily consisting of directors and officers insurance, also increased by $500,000. As a percentage of total revenue, general and administrative expenses were 18% in 1999 and 19% in 2000. We expect that general and administrative expenses will increase moderately in absolute dollars as we continue to incur additional costs related to the anticipated growth of our business. However, we expect that these expenses will vary as a percentage of total revenue from period to period.

     Acquired In-Process Research and Development. In connection with the acquisition of SpeechFront, Inc. ("SpeechFront") on November 10, 2000, Nuance allocated approximately $1.5 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, SpeechFront was conducting development, engineering and testing activities associated with its initial product offering, Voice Instant Messaging Mobile HQ. SpeechFront's significant ongoing research and development projects were focused on integration issues with email servers, calendaring systems, and contact management systems, as well as desktop/server HotSync capabilities. The projects under development at the valuation date represent next-generation technologies that are expected to address the emerging market demand for speech recognition-enabled instant messaging capabilities over telephones.

     At the acquisition date, the technologies under development were approximately 35 percent complete based on engineering man-month data and technological progress. SpeechFront had spent approximately $246,000 on the in-process projects, and expected to spend approximately $466,000 to complete all phases of the research and development. Completion of the technologies under development was anticipated within 4 to 6 months, at which time SpeechFront expected to begin benefiting from the developed technologies.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, and an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on management's estimates, estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by SpeechFront and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales and operating expenses from such projects.

     Aggregate revenues for the in-development SpeechFront products were estimated to grow at a compounded annual growth rate of approximately 107% for the five years following introduction, assuming the successful completion and market acceptance of products resulting from the major research and development programs. The estimated revenues for the in-process projects were expected to peak within five years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 30% was considered appropriate for the in-process research and development. These discount rates were commensurate with SpeechFront's stage of development and the uncertainties in the economic estimates described above.

     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     Amortization of Intangibles. Goodwill and other acquired intangible assets of $5.5 million were recorded in connection with the acquisition of SpeechFront in November 2000 and are being amortized over their useful lives of 18 to 36 months. Amortization of intangibles was $319,000 for 2000. There was no amortization of intangibles for the year ended December 31, 1999.

     Non-Cash Compensation. In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders' equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders' equity and will be amortized over the vesting period of the applicable options in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. We recorded amortization of deferred stock compensation of $4.3 million in the year ending December 31, 2000 and $310,000 in the year ending December 31, 1999, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58.

     In connection with our SpeechFront acquisition, we recorded deferred compensation of $4.1 million. Of that amount, $1.7 million relates to retention of the founders of SpeechFront, and is payable upon the eighteen month anniversary of the acquisition date. The remaining $2.4 million also relates to retention of the founders and is payable upon the twelve-month anniversary of the acquisition date or earlier if certain performance milestones are achieved. These amounts are being amortized over 18 months and 12 months, respectively. Approximately $580,000 was amortized in 2000 related to these deferred compensation amounts.

     We expect to amortize $5.5 million, $1.6 million and $500,000 of non-cash compensation in 2001, 2002 and 2003, respectively.

  Interest and Other Income, Net

     Interest and other income, net, consists of interest and other miscellaneous income and expense items. Interest and other income, net, was $6.7 million in 2000 and $697,000 in 1999. The increase was due to interest income earned on higher average cash balances, primarily the result of cash proceeds raised in our initial public offering in April 2000 and our follow-on offering in September 2000.

  Provision for Income Taxes

     We have incurred operating losses for all periods from inception through December 31, 2000 and therefore have not recorded a provision for federal income taxes for any period through December 31, 2000. We recorded income tax expense relating to foreign taxes for the periods ended December 31, 1999 and 2000 of $22,000 and $350,000, respectively.

     A full valuation allowance was required for the total deferred tax asset for the period ended December 31, 1999 based upon our limited operating history, our lack of profitability to date, and the uncertainty of future profitability at that time. Management believes it is more likely than not that we will realize a deferred tax benefit of $110,000 from deferred tax assets related to foreign taxes. Therefore, a valuation allowance of $30.2 million was required on the total deferred tax asset of $30.3 million at December 31, 2000.

     Our income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of our valuation allowance relates to the equity benefit of our net operating losses. We had approximately $50,000, $122,000, and $18.9 million of taxable dispositions of employee stock options for the years ended December 31, 1998, 1999, and 2000, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders' equity. These benefits amounted to $17,000, $43,000, and $6.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

  Revenue

     Total revenue increased from $11.8 million in 1998 to $19.6 million in 1999, an increase of 66%.

     License revenue increased from $8.0 million in 1998 to $13.6 million in 1999, an increase of 70%. This increase in license revenue was due to a $5.6 million increase in sales generated by our resellers. License revenue represented 68% of total revenue for 1998 and 70% of total revenue for 1999.

     Service revenue increased from $3.8 million for 1998 to $6.0 million in 1999, an increase of 58%. This increase in service revenue was due to the customer implementations associated with the increase in license sales described above which accounted for $603,000 of the increase. Additionally, revenue from maintenance updates and technical support increased $1.3 million due to the increase in license sales. Finally, training revenue increased $403,000.

     Service revenue represented 32% of total revenue for 1998 and 30% of total revenue for 1999.

  Cost of Revenue

     Cost of license revenue decreased from $400,000 in 1998 to $0 in 1999. As a percentage of license revenue, cost of license revenue was 5% in 1998 and 0% in 1999. The decrease in the cost of license revenue was due to a reduction in software license fees of $400,000 paid to a subsidiary of SRI International, a stockholder of Nuance.

     Cost of service revenue increased from $2.7 million in 1998 to $5.5 million in 1999. Cost of service revenue as a percentage of service revenue was 71% in 1998 and 92% in 1999. This increase was due to 14 additional services employees who were hired during the period.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist of compensation and related costs for sales and marketing employees and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses increased from $6.9 million in 1998 to $17.6 million in 1999. This increase was attributable to the addition of 40 sales and marketing employees which added approximately $6.9 million to expenses, an increase in sales commissions associated with increased revenue which added approximately $1.9 million to expenses and higher marketing costs due to expanded promotional activities which added approximately $1.9 million to expenses. As a percentage of total revenue, sales and marketing expenses were 58% in 1998 and 90% in 1999.

     Research and Development. Research and development expenses consist of compensation and related costs for research and development employees and contractors. Research and development expenses increased from $6.6 million in 1998 to $11.8 million in 1999. This increase was attributable to the addition of 59 employees associated with product development activities which added approximately $4.3 million to expenses and increased use of technical contractors which added approximately $930,000 to expenses. As a percentage of total revenue, research and development expenses were 56% in 1998 and 60% in 1999.

     General and Administrative. General and administrative expenses consist of compensation and related costs for administrative employees, legal services, accounting services and other general corporate expenses. General and administrative expenses increased from $2.7 million in 1998 to $3.5 million in 1999, due to an increase of 20 employees, which added approximately $635,000 to expenses, and increased legal and professional fees, which added approximately $165,000 to expenses. As a percentage of total revenue, general and administrative expenses were 23% in 1998 and 18% in 1999.

  Interest and Other Income, Net

     Interest and other income, net, consists of interest earned on cash and short-term investments, offset by interest expense related to a note payable. Interest and other income, net, was $598,000 in 1998 and $697,000 in 1999. The increase was due to interest income earned on higher cash balances.

  Quarterly Results of Operations

     The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2000. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this document and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited consolidated financial statements and associated notes. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                         QUARTER ENDED
                                  --------------------------------------------------------------------------------------------
                                  DEC. 31,    SEP. 30,    JUN. 30,    MAR. 31,    DEC. 31,    SEP. 30,    JUN. 30,    MAR. 31,
                                    2000        2000        2000        2000        1999        1999        1999        1999
                                  --------    --------    --------    --------    --------    --------    --------    --------
                                                                   (UNAUDITED, IN THOUSANDS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenue:
  License.....................    $12,366     $10,465     $ 8,692     $ 6,028     $ 4,003     $ 2,678     $ 2,792     $ 4,140
  Service.....................      5,048       3,995       3,311       1,913       1,696       1,684       1,754         820
                                  -------     -------     -------     -------     -------     -------     -------     -------
        Total revenue.........     17,414      14,460      12,003       7,941       5,699       4,362       4,546       4,960
                                  -------     -------     -------     -------     -------     -------     -------     -------
Cost of revenue:
  License.....................         --          40          13          --          --          --          --          --
  Service.....................      3,919       3,055       2,120       1,605       1,629       1,259       1,390       1,182
                                  -------     -------     -------     -------     -------     -------     -------     -------
        Total cost of
          revenue.............      3,919       3,095       2,133       1,605       1,629       1,259       1,390       1,182
                                  -------     -------     -------     -------     -------     -------     -------     -------
Gross profit..................     13,495      11,365       9,870       6,336       4,070       3,103       3,156       3,778
                                  -------     -------     -------     -------     -------     -------     -------     -------
Operating expense:
  Sales and marketing.........     10,740       8,493       8,053       6,786       6,415       4,902       3,716       2,603
  Research and development....      5,777       5,283       4,727       4,396       4,040       3,077       2,531       2,145
  General and
    administrative............      3,178       2,502       2,627       1,671       1,128         859         842         688
  Acquired in-process research
    and development...........      1,500          --          --          --          --          --          --          --
  Amortization of
    intangibles...............        296          --          --          --          --          --          --          --
  Non-cash compensation
    expense...................      1,570       1,138       1,138       1,016         310          --          --          --
                                  -------     -------     -------     -------     -------     -------     -------     -------
        Total operating
          expenses............     23,061      17,416      16,545      13,869      11,893       8,838       7,089       5,436
                                  -------     -------     -------     -------     -------     -------     -------     -------
Loss from operations..........     (9,566)     (6,051)     (6,675)     (7,533)     (7,823)     (5,735)     (3,933)     (1,658)
Interest and other income,
  net.........................      3,694       1,529       1,154         324         360          70         129         138
                                  -------     -------     -------     -------     -------     -------     -------     -------
Loss before income taxes......     (5,872)     (4,522)     (5,521)     (7,209)     (7,463)     (5,665)     (3,804)     (1,520)
Provision for income taxes....        119          85         146          --          22          --          --          --
                                  -------     -------     -------     -------     -------     -------     -------     -------
Net loss......................    $(5,991)    $(4,607)    $(5,667)    $(7,209)    $(7,485)    $(5,665)    $(3,804)    $(1,520)
                                  =======     =======     =======     =======     =======     =======     =======     =======

                                                                         QUARTER ENDED
                                  --------------------------------------------------------------------------------------------
                                  DEC. 31,    SEP. 30,    JUN. 30,    MAR. 31,    DEC. 31,    SEP. 30,    JUN. 30,    MAR. 31,
                                    2000        2000        2000        2000        1999        1999        1999        1999
                                  --------    --------    --------    --------    --------    --------    --------    --------
                                                                   (UNAUDITED, IN THOUSANDS)
AS A PERCENTAGE OF TOTAL
  REVENUE:
Revenue:
  License.....................         71%         72%         72%         76%         70%         61%         61%         83%
  Service.....................         29          28          28          24          30          39          39          17
                                  -------     -------     -------     -------     -------     -------     -------     -------
        Total revenue.........        100         100         100         100         100         100         100         100
                                  -------     -------     -------     -------     -------     -------     -------     -------
Cost of revenue:
  License.....................                     --          --          --          --          --          --          --
  Service.....................         23          21          18          20          29          29          31          24
                                  -------     -------     -------     -------     -------     -------     -------     -------
        Total cost of
          revenue.............         23          21          18          20          29          29          31          24
                                  -------     -------     -------     -------     -------     -------     -------     -------
Gross profit..................         77          79          82          80          71          71          69          76
                                  -------     -------     -------     -------     -------     -------     -------     -------
Operating expenses:
  Sales and marketing.........         61          59          67          86         112         112          82          52
  Research and development....         33          37          39          55          71          71          56          43
  General & administrative....         18          17          22          21          20          20          18          15
  Acquired in-process research
    and development...........          9          --          --          --          --          --          --          --
  Amortization of
    intangibles...............          2          --          --          --          --          --          --          --
  Non-cash compensation
    expense...................          9           8          10          13           5          --          --          --
                                  -------     -------     -------     -------     -------     -------     -------     -------
        Total operating
          expenses............        132         121         138         175         208         203         156         110
                                  -------     -------     -------     -------     -------     -------     -------     -------
Loss from operations..........        (55)        (42)        (56)        (95)       (137)       (132)        (87)        (34)
Interest and other income,
  net.........................         21          11          10           4           6           2           3           3
Loss before income taxes......        (34)        (31)        (46)        (91)       (131)       (130)        (84)        (31)
Provision for income taxes....          1           1           1          --          --          --          --          --
                                  -------     -------     -------     -------     -------     -------     -------     -------
Net loss......................        (35)%       (32)%       (47)%       (91)%      (131)%      (130)%       (84)%       (31)%
                                  =======     =======     =======     =======     =======     =======     =======     =======

     Our revenue and operating results are difficult to forecast and will fluctuate, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful. As a result, they should not be relied upon as an indication of future performance.

     On March 15, 2001, we announced that, based upon our current outlook, our estimated first quarter revenue will be in the range of $10 million to $12 million, and that our pro forma net loss, which excludes non-cash compensation expense and amortization of intangibles, is expected to be between $10 million and $12 million and the pro forma net loss per share is expected to be in the range of $0.31 to $0.38. This net loss is larger than previously anticipated, primarily because of our estimated lower revenue for the quarter.

REVENUE LINEARITY

     During 2000, the distribution of our revenue between the first, second and third months of each quarter trended towards more revenue falling in the last month of the quarter. We believe this trend was caused primarily by two factors:

     - Certain customers delayed software purchase decisions until the end of a quarter as part of their negotiating strategies; and

     - As our revenue increased during the year, the percentage of each quarter's revenue recognized from order backlog decreased. Conversely, the percentage of each quarter's revenue generated from new business increased.

     Revenue from order backlog is typically recognized more evenly across the months of a quarter than revenue from new business, which has tended to be more weighted towards the last month of that quarter.

     These trends, which we foresee continuing, make it more difficult for us to predict revenue for future quarters, because we will need to generate an increasing percentage of each quarter's revenue from new orders, which are typically received in the last month of that quarter, and because order backlog will become a less reliable indicator of future operating results.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had cash and cash equivalents aggregating $219.0 million and short-term investments totaling $8.7 million. In April 2000, we raised approximately $80.3 million through the completion of our initial public offering of common stock. In October 2000, we completed a follow-on offering of common stock, which generated net proceeds to us of $144.0 million. From inception through March 31, 2000, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million and, to a lesser extent, from bank financing.

     Net cash used for our operating activities was $21.1 million, $13.9 million and $2.7 million during 2000, 1999 and 1998, respectively. This negative operating cash flow resulted principally from our net losses experienced during these periods as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth, and the increase in accounts receivable.

     Net cash used for our investing activities was $9.1 million, $12.7 million and $13.1 million during 2000, 1999 and 1998, respectively. Net cash used for investing activities in 2000 relates primarily to long-term time deposits held by a bank as security for letters of credit on new facility leases, purchases of property and equipment and our acquisition of SpeechFront, offset by net sale of marketable securities of $14.6 million. Net cash used for investing activities in 1999 and 1998 relates primarily to purchases of marketable securities and purchases of property and equipment. We plan to spend approximately $23.7 million in capital expenditures over the next twelve months relating to our new headquarter's facility, of which $16.4 million was spent in the first quarter of 2001.

     Net cash provided by financing activities was $231.2 million, $43.1 million and $15.4 million during 2000, 1999 and 1998, respectively. Net cash provided by financing activities related primarily to cash proceeds from the sale of common stock in 2000 of $223.3 million and the sale of preferred stock in 1999 of $40.4 million and in 1998 of $16.6 million and net borrowing in 1998 of $2.3 million. Cash provided was offset by payment of debt of $2.3 million in 2000 and $1.2 million in 1998. In October 1999, the Company's Canadian subsidiary entered into a revolving line of credit under which it can borrow up to $600,000 in Canadian dollars. The revolving line of credit, secured by a letter of credit from the Company's primary bank, bears interest at the lender's prime rate plus 0.5% per annum (9.0% at December 31, 1999). At December 31, 1999, $376,000 was
outstanding under the revolving line of credit and $37,000 was available for future borrowings in U.S. dollars. The line of credit was not utilized at December 31, 2000.

     Our capital requirements depend on numerous factors. For the next 12 months we will be holding headcount in our sales, support, marketing and product development organizations relatively flat. We have experienced substantial increases in our expenditures since our inception consistent with growth in our operations and employees, and we anticipate that our expenditures will continue to increase in the future. We believe that our cash and cash equivalents, our short-term investments, and our borrowing capacity will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended, SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. The Statement became effective for us on January 1, 2001. Because we do not currently hold any derivative instruments and do not engage in hedging activities, management does not believe that the adoption of these statements will have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. We adopted SAB 101 in the fourth quarter of 2000. The adoption did not have a material effect on our consolidated balance sheets or statements of operations as a whole.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the risk factors section of this Annual Report on Form 10-K.

FOREIGN CURRENCY EXCHANGE RATE RISK

     To date, all of our recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and services revenues derived from international markets may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

INTEREST RATE RISK

     As of December 31, 2000, we had cash and cash equivalents and short-term investments of $227.8 million, which consisted of cash and highly liquid short-term investments. Any decline in interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $1.1 million. As of December 31, 2000, we had short-term debt outstanding in the amount of $12,000 at interest rates ranging from 17% to 22%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the Index to Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive Officers and Directors

     The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets at December 31, 2000 and 1999...  F-2
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............  F-4
Consolidated Statements of Cash Flow for the years ended
  December 31, 2000, 1999 and 1998..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

     (a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Schedule II -- Schedule of Valuation and Qualifying Accounts Schedule

     Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

     (a)(3) EXHIBITS

     See Index to Exhibits after Schedule II on page S-1. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this document.

     (b) REPORTS ON FORM 8-K

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California on March 30, 2001.

                                          By:       /s/ RONALD CROEN
                                            ------------------------------------
                                                        Ronald Croen
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Ronald Croen and Graham Smith, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorney to any and all amendments to said report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ RONALD CROEN                       President, Chief Executive     March 30, 2001
- -----------------------------------------------------       Officer and Director
                    Ronald Croen                        (Principal Executive Officer)

                  /s/ GRAHAM SMITH                           Vice President and         March 30, 2001
- -----------------------------------------------------      Chief Financial Officer
                    Graham Smith                          (Principal Financial and
                                                             Accounting Officer)

                 /s/ CURTIS CARLSON                               Director              March 30, 2001
- -----------------------------------------------------
                   Curtis Carlson

                   /s/ VINTON CERF                                Director              March 30, 2001
- -----------------------------------------------------
                     Vinton Cerf

                   /s/ YOGEN DALAL                                Director              March 30, 2001
- -----------------------------------------------------
                     Yogen Dalal

                 /s/ IRWIN FEDERMAN                               Director              March 30, 2001
- -----------------------------------------------------
                   Irwin Federman

                   /s/ ALAN HERZIG                                Director              March 30, 2001
- -----------------------------------------------------
                     Alan Herzig

                /s/ GARY MORGENTHALER                             Director              March 30, 2001
- -----------------------------------------------------
                  Gary Morgenthaler

                 /s/ PHILIP QUIGLEY                               Director              March 30, 2001
- -----------------------------------------------------
                   Philip Quigley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Nuance Communications, Inc:

     We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc., a Delaware corporation, and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements, and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
San Jose, California
January 26, 2001
(except with respect to the matter discussed
in Note 14, as to which the
date is March 30, 2001)

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $219,047    $ 18,073
  Short-term investments....................................     8,728      23,353
  Accounts receivable, net of allowance for doubtful
     accounts of $1,823 and $571, respectively..............    19,106       4,892
  Prepaid expenses and other current assets.................     4,280       3,027
                                                              --------    --------
          Total current assets..............................   251,161      49,345
Property and equipment, net.................................     9,414       4,276
Intangible assets...........................................     5,217          --
Long-term certificate of deposit and other..................    13,546         101
                                                              --------    --------
          Total assets......................................  $279,338    $ 53,722
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $     12    $  1,043
  Accounts payable..........................................     1,649       3,024
  Accrued liabilities.......................................    12,389       7,034
  Deferred revenue..........................................    10,745       4,337
                                                              --------    --------
          Total current liabilities.........................    24,795      15,438
  Long-term debt, less current portion......................        32       1,333
  Other liabilities.........................................     2,520          --
                                                              --------    --------
          Total liabilities.................................    27,347      16,771
                                                              --------    --------
Commitments (Note 7)
Stockholders' Equity:
  Convertible preferred stock, $.001 par value, 5,000,000
     shares authorized at December 31, 2000; Zero shares and
     19,725,986 shares issued and outstanding,
     respectively...........................................        --          20
  Common stock, $.001 par value, 250,000,000 shares
     authorized; 32,158,875 shares and 3,240,349 shares
     issued and outstanding, respectively...................        32           3
  Additional paid-in capital................................   316,958      76,415
  Deferred stock compensation...............................    (7,636)     (5,614)
  Accumulated other comprehensive loss......................       (16)         --
  Accumulated deficit.......................................   (57,347)    (33,873)
                                                              --------    --------
          Total stockholders' equity........................   251,991      36,951
                                                              --------    --------
          Total liabilities and stockholders' equity........  $279,338    $ 53,722
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Revenue:
  License...................................................  $ 37,551    $ 13,613    $ 7,968
  Service...................................................    14,267       5,954      3,787
                                                              --------    --------    -------
          Total revenue.....................................    51,818      19,567     11,755
                                                              --------    --------    -------
Cost of revenue:
  License...................................................        53          --        400
  Service...................................................    10,699       5,460      2,699
                                                              --------    --------    -------
          Total cost of revenue.............................    10,752       5,460      3,099
                                                              --------    --------    -------
Gross profit................................................    41,066      14,107      8,656
                                                              --------    --------    -------
Operating expenses:
  Sales and marketing(1)....................................    34,072      17,636      6,857
  Research and development(1)...............................    20,160      11,793      6,615
  General and administrative(1).............................     9,978       3,517      2,720
  Acquired in-process research and development..............     1,500          --         --
  Amortization of intangibles...............................       319          --         --
  Non-cash compensation expense.............................     4,862         310         --
                                                              --------    --------    -------
          Total operating expenses..........................    70,891      33,256     16,192
                                                              --------    --------    -------
Loss from operations........................................   (29,825)    (19,149)    (7,536)
  Interest and other income, net............................     6,701         697        598
                                                              --------    --------    -------
Loss before income taxes....................................   (23,124)    (18,452)    (6,938)
  Provision for income taxes................................       350          22         --
                                                              --------    --------    -------
          Net loss..........................................  $(23,474)   $(18,474)   $(6,938)
                                                              ========    ========    =======
Basic and diluted net loss per share........................  $  (1.03)   $  (6.32)   $ (3.19)
                                                              ========    ========    =======
Shares used to compute basic and diluted net loss per
  share.....................................................    22,717       2,924      2,173
                                                              ========    ========    =======

- ---------------
(1) Excludes non-cash stock-based compensation as follows:

     Sales and marketing....................................  $  1,171    $     95         --
     Research and development...............................     2,293         125         --
     General and administrative.............................     1,398          90         --
                                                              --------    --------    -------
                                                                 4,862         310         --
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          CONVERTIBLE                                                          ACCUMULATED
                                        PREFERRED STOCK         COMMON STOCK       ADDITIONAL     DEFERRED        OTHER
                                      --------------------   -------------------    PAID-IN        STOCK       COMPENSATION
                                        SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION       LOSS
                                      -----------   ------   ----------   ------   ----------   ------------   ------------
BALANCE, DECEMBER 31, 1997..........  11,673,946..     12     2,188,481      2        12,831           --           --
Issuance of Series D convertible
  preferred stock, net..............  3,552,076..       3            --     --        16,566           --           --
Issuance of warrant to purchase
  preferred stock...................           --      --            --     --           124           --           --
Exercise of common stock options....           --      --       561,198      1            63           --           --
Issuance of common stock options to
  consultants and other
  non-employees.....................           --      --            --     --            57           --           --
Net loss............................           --      --            --     --            --           --           --
                                      -----------    ----    ----------    ---      --------      -------          ---
BALANCE, DECEMBER 31, 1998..........  15,226,022..     15     2,749,679      3        29,641           --           --
Issuance of warrant to purchase
  preferred stock...................           --      --            --     --           124           --           --
Issuance of common stock for
  services..........................           --      --         6,423     --            43           --           --
Exercise of common stock options....           --      --       484,247     --           285           --           --
Deferred stock compensation.........           --      --            --     --         5,924       (5,924)          --
Amortization of deferred stock
  compensation......................           --      --            --     --            --          310           --
Issuance of Series E convertible
  preferred stock, net..............  4,499,964..       5            --     --        40,398           --           --
Net loss............................           --      --            --     --            --           --           --
                                      -----------    ----    ----------    ---      --------      -------          ---
BALANCE, DECEMBER 31, 1999..........  19,725,986..   $ 20     3,240,349    $ 3      $ 76,415      $(5,614)          --
Additional Series E financing
  costs.............................           --      --            --     --          (161)          --           --
Exercise of preferred stock
  warrant...........................  200,000....      --            --     --         1,000           --           --
Conversion of preferred stock to
  common stock......................  (19,925,986)    (20)   19,925,986     20            --           --           --
Issuance of common stock in
Initial Public Offering, net of
  offering costs of $7,700..........           --      --     5,175,000      5        80,245           --           --
Issuance of common stock in
  Follow-on offering, net of
  offering costs
  of $8,832.........................           --      --     1,256,793      2       143,240           --           --
Exercise of common stock options....           --      --     2,371,235      2         7,127           --           --
Issuance of common stock for
  services provided.................           --      --         9,860     --            89           --           --
Repurchase of common stock..........           --      --        (9,334)    --            (8)          --           --
ESPP common stock issued............           --      --       157,965     --         2,127           --           --
Cashless exercise of warrant........           --      --        31,021     --            --           --           --
Foreign currency translation loss...           --      --            --     --            --           --          (16)
Deferred stock compensation.........           --      --            --     --         2,818       (2,818)          --
Deferred compensation related to
  acquisition of SpeechFront........           --      --            --     --         4,066       (4,066)          --
Amortization of deferred stock
  compensation......................           --      --            --     --            --        4,862           --
                                      -----------    ----    ----------    ---      --------      -------          ---
Net loss............................           --      --            --     --            --           --           --
                                      -----------    ----    ----------    ---      --------      -------          ---
BALANCE AT DECEMBER 31, 2000........           --    $ --    32,158,875    $32      $316,958      $(7,636)         (16)
                                      ===========    ====    ==========    ===      ========      =======          ===


                                                        TOTAL
                                      ACCUMULATED   STOCKHOLDERS'
                                        DEFICIT        EQUITY
                                      -----------   -------------
BALANCE, DECEMBER 31, 1997..........     (8,461)         4,384
Issuance of Series D convertible
  preferred stock, net..............         --         16,569
Issuance of warrant to purchase
  preferred stock...................         --            124
Exercise of common stock options....         --             64
Issuance of common stock options to
  consultants and other
  non-employees.....................         --             57
Net loss............................     (6,938)        (6,938)
                                       --------       --------
BALANCE, DECEMBER 31, 1998..........    (15,399)        14,260
Issuance of warrant to purchase
  preferred stock...................         --            124
Issuance of common stock for
  services..........................         --             43
Exercise of common stock options....         --            285
Deferred stock compensation.........         --             --
Amortization of deferred stock
  compensation......................         --            310
Issuance of Series E convertible
  preferred stock, net..............         --         40,403
Net loss............................    (18,474)       (18,474)
                                       --------       --------
BALANCE, DECEMBER 31, 1999..........   $(33,873)      $ 36,951
Additional Series E financing
  costs.............................         --           (161)
Exercise of preferred stock
  warrant...........................         --          1,000
Conversion of preferred stock to
  common stock......................         --             --
Issuance of common stock in
Initial Public Offering, net of
  offering costs of $7,700..........         --         80,250
Issuance of common stock in
  Follow-on offering, net of
  offering costs
  of $8,832.........................         --        143,242
Exercise of common stock options....         --          7,129
Issuance of common stock for
  services provided.................         --             89
Repurchase of common stock..........         --             (8)
ESPP common stock issued............         --          2,127
Cashless exercise of warrant........         --             --
Foreign currency translation loss...         --            (16)
Deferred stock compensation.........         --             --
Deferred compensation related to
  acquisition of SpeechFront........         --             --
Amortization of deferred stock
  compensation......................         --          4,862
                                       --------       --------
Net loss............................    (23,474)       (23,474)
                                       --------       --------
BALANCE AT DECEMBER 31, 2000........   $(57,347)      $251,991
                                       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(23,474)   $(18,474)   $ (6,938)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     2,663       1,179         668
     Write-off of in-process research and development.......     1,500          --          --
     Amortization of intangibles............................       319          --          --
     Non-cash compensation expense..........................     4,951         353          --
     Provision for doubtful accounts........................     1,464         221         301
     Net loss from sale of property and equipment...........        --          --          63
     Fair value of common stock options and warrants........        --         124         181
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (15,678)     (3,278)     (1,329)
  Prepaids and other assets and liabilities.................    (3,418)     (2,498)       (281)
  Accounts payable..........................................    (1,375)      1,622       1,048
  Accrued liabilities.......................................     5,554       4,054       2,370
  Deferred revenue..........................................     6,408       2,780       1,168
                                                              --------    --------    --------
          Net cash used for operating activities............   (21,086)    (13,917)     (2,749)
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities.........................   (22,394)    (76,908)    (42,562)
  Purchase of long-term certificate of deposit..............   (11,273)         --          --
  Cash used for SpeechFront acquisition, less cash
     received...............................................    (4,743)         --          --
  Maturities of marketable securities.......................    37,019      67,779      30,918
  Purchase of property and equipment........................    (7,735)     (3,587)     (1,450)
                                                              --------    --------    --------
          Net cash used for investing activities............    (9,126)    (12,716)    (13,094)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net............        --      40,403      16,569
  Repurchase of common stock................................        (8)         --          --
  Proceeds from issuance of common stock, net...............   223,331          --          --
  Proceeds from exercise of stock options...................     7,129         285          64
  Proceeds from exercise of preferred stock warrant.........     1,000          --          --
  Proceeds from ESPP........................................     2,127          --          --
  Proceeds from borrowings..................................        --       2,835          --
  Repayment of borrowings...................................    (2,377)       (459)     (1,204)
                                                              --------    --------    --------
          Net cash provided by financing activities.........   231,202      43,064      15,429
                                                              --------    --------    --------
Effect of exchange rate fluctuations........................       (16)         --          --
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........   200,974      16,431        (414)
Cash and cash equivalents, beginning of period..............    18,073       1,642       2,056
                                                              --------    --------    --------
Cash and cash equivalents, end of period....................  $219,047    $ 18,073    $  1,642
                                                              ========    ========    ========
Supplementary disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $    113    $     62    $     89
     Income taxes...........................................  $      8    $     --    $      1

  The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND OPERATIONS:

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

     The Company is subject to a number of risks associated with companies in a similar stage of development, including a history of net losses and the expectation to continue to incur losses; volatility of and rapid change in the voice interface software industry; potential competition from larger, more established companies; and dependence on key employees for technology and support.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

  Use of Estimates in the Preparation of Consolidated Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For the purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Investments

     Short-term investments primarily consist of U.S. Treasury bills having maturities of less than one year. Such investments are classified as available-for-sale and are held by one investment bank. The difference between the cost basis and the market value of the Company's investments and unrealized gross holding gains and losses were not material as of December 31, 2000 and 1999. Realized gains and losses are recorded on the specific identification method.

  Long-Term Certificate of Deposit

     As of December 31, 2000, the Company had an $11.0 million and a $300,000 long-term cash investment with a bank. The $11.0 million investment secures a letter of credit required by a landlord to meet a rent deposit requirement for the Company's lease on its new headquarters facility (Note 7). The $300,000 investment secures a letter of credit required by a landlord to meet a rent deposit requirement for the Company's lease on a new facility in Montreal, Canada.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

  Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and
  software.......................  2 - 3 years
Furniture and fixtures...........  5 years
Leasehold improvements...........  Shorter of lease term or
                                   estimated useful life

  Intangible assets

     Goodwill and other intangible assets are amortized using the straight-line method over periods ranging from 18 months to three years. The Company will periodically evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill and other intangible assets should be evaluated for possible impairment, the Company will use an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. An impairment in the carrying value of an asset is assessed when the undiscounted, expected future operating cash flows derived from the asset are less than its carrying value. If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset.

  Revenue Recognition

     The Company's revenue is derived from two sources, licenses and services. Services include consulting, software maintenance and support, and training.

     The Company's license revenue consists of license fees for our voice interface software products. The license fees for our software platform is calculated using two variables, one of which is the maximum number of simultaneous end-user connections to an application running on the platform and the value attributed to the functional use of the software.

     License revenue is recognized when:

     - evidence of an arrangement exists;

     - delivery has occurred;

     - the fee is fixed and determinable; and

     - collection is probable.

     The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement, and the nature of those services. In the majority of cases, we either perform no consulting services or we perform standard implementation services that are not essential to the functionality of the software. In these cases, we recognize license revenue either upon issuance of the permanent software license key or on system acceptance, if the customer has established acceptance criteria (which occurs only in a small minority of cases). In those contracts having acceptance criteria, criteria typically consist of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or call completion rates. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. When we perform consulting services that are essential to the functionality of the software, we recognize both license and

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed.

     License revenue from value-added resellers and original equipment manufacturers is recognized when product has been sold through to an end user and such sell-through has been reported to the Company.

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

     In December 1998, the AICPA issued SOP 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP No. 98-9 amends SOP No. 97-2 to require an entity to recognize revenue for multiple element arrangements by means of the "residual method" when:

     - vendor-specific evidence of fair value exists for all of the undelivered elements that are not accounted for by means of long-term contract accounting;

     - vendor specific evidence of fair value does not exist for one or more of the delivered elements; and

     - all revenue recognition criteria of SOP No. 97-2, other than the requirement for vendor-specific evidence of the fair value of each delivered element, are satisfied.

     The adoption of SOP 98-9 did not have a significant effect on the Company's financial position or results of operations.

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

  Deferred Revenue

     Deferred revenue includes unearned license revenue and prepaid services that will be recognized as revenue in the future as the Company delivers licenses and performs services.

  Commissions

     The Company records deferred commission costs primarily as a result of sales commissions due or paid to employees relating to contracts that have been signed for which revenue has not yet been recognized. The Company will recognize the commission expense in the future over a period in which the related revenue is

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES recognized under the contracts. The Company has recorded approximately $1.3 million of deferred commission costs in prepaid and other current assets as of both December 31, 2000 and December 31, 1999.

  Software Development Costs

     Under Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. Once established, these costs would be capitalized. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technologies. Amounts that could have been capitalized under SFAS No. 86 were insignificant and, therefore, no costs have been capitalized to date.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates. All revenue is invoiced in United States dollars. The impact of foreign currency translation has not been material.

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires companies to disclose certain information regarding the nature and amounts of comprehensive income included in the financial statements. Accumulated and other comprehensive income
(loss) presented in the accompanying consolidated balance sheets consist of the cumulative foreign currency transaction adjustments. The Company had no items of comprehensive income prior to January 1, 2000 and $16,000 in foreign currency translation loss at December 31, 2000.

  Net Loss Per Share

     Historical net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options and warrants are antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities was 10,579,000 shares, 21,739,000 shares and 17,971,000 shares, for fiscal years 2000, 1999 and 1998, respectively.

     Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, convertible preferred stock and common stock issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if they had been outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Net loss............................................  $(23,474)   $(18,474)   $(6,938)
                                                      ========    ========    =======
Basic:
  Weighted average shares of common stock
     outstanding....................................    23,249       2,958      2,422
  Less: Weighted average shares of common stock
     subject to repurchase..........................      (532)        (34)      (249)
                                                      --------    --------    -------
  Weighted average shares used in computing basic
     and diluted net loss per share.................    22,717       2,924      2,173
                                                      ========    ========    =======
  Basic and diluted net loss per share..............  $  (1.03)   $  (6.32)   $ (3.19)
                                                      ========    ========    =======

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended, SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. The Statement became effective for the Company on January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company does not believe that the adoption of these statements will have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption did not have a material effect on the consolidated balance sheets or statements of operations as a whole.

 3. ACQUISITION:

     On November 10, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all the outstanding shares of SpeechFront Inc. ("SpeechFront") for approximately $7.1 million, including acquisition costs of approximately $129,000. SpeechFront is a developer of voice instant messaging systems. The consideration included approximately 16,590 shares of the Company common stock valued at $1.7 million and cash of approximately $5.3 million. The purchase agreement contained additional payments, of approximately $4.1 million, to be made in common stock, approximately 38,710 shares, contingent upon the continued employment of the founders of SpeechFront. Maximum future payments, contingent solely on continued employment of the founders, is $1.7 million, approximately 16,590 shares, and is payable upon the eighteen month anniversary of the acquisition date. The remaining $2.4 million, approximately 22,120 shares, also relates to the continued employment of the founders, and is payable upon the twelve month anniversary of the acquisition date, or earlier if certain performance milestones are achieved. The contingent payments will be accounted for as compensation expense over the term of the employment condition and not as part of the purchase price. Upon consummation of the acquisition, the Company established an escrow for these contingent payments. The allocation of the purchase price to the

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, are as follows (in thousands):

Cash........................................................  $  136
Other current assets........................................       7
Property and equipment......................................      66
Acquired in-process research and development................   1,500
Goodwill....................................................   5,336
Workforce...................................................     200
                                                              ------
                                                               7,245
Less: Liabilities assumed...................................     (95)
                                                              ------
                                                              $7,150
                                                              ======

     At the time of acquisition, Nuance expensed $1.5 million of purchased in-process research and development. Other purchased intangible assets, including goodwill and workforce of approximately $5.5 million are being amortized a straight-line basis over their estimated useful lives of thirty-six and eighteen months, respectively. Beginning on November 10, 2000, SpeechFront's operating results were included with those of the Company. The value assigned to purchased in-process technology, based on the income method prepared by an independent third-party was determined by identifying research projects in areas for which technological feasibility had not been established. SpeechFront's in-process projects included the research and development associated with the voice instant messaging + Mobile HQ product.

     The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from such project and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 30% for the in-process technology. The Company believes that the estimated in-process technology amounts represent fair value and do not exceed the amount a third-party would pay for the projects. The valuation includes cash inflows from in-process technology through 2006 with revenues commencing in 2002. Where appropriate, the Company allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology.

     At the time of the acquisition, SpeechFront's remaining tasks were approximately 35 percent complete based on engineering man-month data and technological progress. The Company estimates that it will cost approximately $466,000 to complete the project with significant remaining development efforts, which are expected to be completed in the next 4 to 6 months. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and Nuance may not realize the financial benefits expected from the projects.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

 4. SIGNIFICANT CONCENTRATIONS:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Five customers comprised approximately 41% and 51% of the accounts receivable balance at December 31, 2000 and 1999, respectively.

     For the years ended December 31, 2000, 1999 and 1998, certain customers individually accounted for more than 10% of revenue as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Customer A..................................................   22%     25%     19%
Customer B..................................................    *       *      15%
Customer C..................................................    *      20%     32%

- ---------------
* Represents less than 10% for the indicated period.

     In 2000, 1999 and 1998, the Company's revenue attributable to indirect sales through resellers was 72%, 56% and 31%, respectively. One reseller accounted for 22%, 25% and 19% of total revenue in 2000, 1999 and 1998, respectively.

 5. BALANCE SHEET DETAIL:

     The Company's property and equipment and accrued liabilities consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Property and equipment, net:
Computer equipment and software..........................  $10,508    $ 4,263
Furniture and fixtures...................................    2,427      2,018
Leasehold improvements...................................    1,323        171
                                                           -------    -------
Total property and equipment.............................   14,258      6,452
Less: Accumulated depreciation and amortization..........   (4,844)    (2,176)
                                                           -------    -------
                                                           $ 9,414    $ 4,276
                                                           =======    =======
Accrued liabilities:
Accrued payroll and related benefits.....................  $ 7,734    $ 3,857
Other accrued liabilities................................    4,655      3,177
                                                           -------    -------
          Total..........................................  $12,389    $ 7,034
                                                           =======    =======

 6. LONG-TERM DEBT:

     The Company's long-term debt obligations consisted of the following (in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
Total debt.........................................      $ 44          $ 2,376
Less: current portion of debt......................       (12)          (1,043)
                                                         ----          -------
Long-term debt.....................................      $ 32          $ 1,333
                                                         ====          =======

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

     In July 1999, the Company entered into a loan and security agreement with a bank which provides for borrowings for purchases of property and equipment of up to $2.0 million, and borrowings for cash management purposes of up to $250,000. Amounts borrowed under the agreement bore interest at the bank's prime rate plus 0.75% (9.25% at December 31, 1999). Borrowings for purchases of property and equipment were payable in 36 equal installments beginning in January 2000. At December 31, 1999, $2.0 million was outstanding under the property and equipment line, which was repaid in the second quarter of 2000.

     In October 1999, the Company's Canadian subsidiary entered into a revolving line of credit under which it can borrow up to $600,000 in Canadian dollars. The revolving line of credit, secured by a letter of credit from the Company's primary bank, bears interest at the lender's prime rate plus 0.5% per annum. The line of credit was not utilized at December 31, 2000.

     In November 2000, in connection with the SpeechFront acquisition, the Company assumed certain capital leases. These leases bore interest at rates ranging from 17% to 22% and were paid off in February 2001.

 7. COMMITMENTS:

     The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. Future minimum lease payments under these agreements, including the Company's new facilities lease, as of December 31, 2000, are as follows (in thousands):

                                                             OPERATING
                        FISCAL YEAR                            LEASE
                        -----------                          ---------
2001.......................................................   $ 4,274
2002.......................................................     8,308
2003.......................................................     8,583
2004.......................................................     8,570
2005.......................................................     8,263
Thereafter.................................................    61,055
                                                              -------
          Total minimum lease payments.....................   $99,053
                                                              =======

     In May 2000, the Company entered into a lease for its new headquarters facility. The lease has an eleven-year term from an expected move-in date of August 2001, and provides for monthly payments starting at approximately $600,000. An $11.0 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit.

     Rent expense for the years ended December 31, 2000, 1999 and 1998, was approximately $1.9 million, $1.2 million and $486,000, respectively.

 8. STOCKHOLDERS' EQUITY:

  Convertible Preferred Stock

     As of December 31, 2000, the Company had no preferred stock outstanding. All outstanding shares of convertible preferred stock were converted to the equivalent number of shares of the Company's common stock upon the consummation of the Company's initial public offering in April 2000.

  Series B Convertible Preferred Stock Warrant

     In April 1996, the Company entered into a series of equipment leases with an aggregate credit limit of $800,000. In connection with these leases, the Company issued a warrant to purchase 31,256 shares of Series B convertible preferred stock for $0.96 per share. The warrant was exercised in October 2000 using the net exercise method, resulting in the issuance of 31,021 shares of common stock.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

  Series D Convertible Preferred Stock Warrant

     On May 26, 1998, in connection with a revenue transaction with a shareholder of Series D convertible preferred stock, the Company issued a warrant to purchase 200,000 shares of Series D convertible preferred stock for $5.00 per share. As of December 31, 1999, 200,000 shares were exercisable under the terms of the warrant. The warrant was exercised in February 2000 for 200,000 shares of the Company's common stock. In accordance with Emerging Issues Task Force 96-18, the Company estimated the fair value of the warrant to be approximately $248,000. The fair value was determined by utilizing a Black-Scholes option pricing model at each of the measurement dates. Measurement dates were determined to be the date that the warrants vested which was upon payment of the purchase order by the customer. The following assumptions were used in the Black-Scholes option pricing model: risk-free interest rate of 5.5%; expected dividend yields of zero; expected volatility factor of the market price of the common stock of 50%; and an expected life of the warrant of 1.25 years from the vesting date.

     The fair value of the warrant of $248,000 was amortized as the Company recognized revenue under the related arrangement. The Company amortized $124,000 against license revenue in both 1999 and 1998.

  Common Stock

     During 2000 and 1999, the Company issued 9,860 and 6,423 shares of common stock respectively, in consideration for services performed by consultants and other non-employees. The expense related to these services was calculated by using the fair value of the common shares on the dates of issuance, ranging from $6.75 to $15.00 per share, and has been included in operating expenses in the accompanying consolidated statements of operations.

     In April 2000, the Company completed its initial public offering of 5.2 million shares of common stock at $17 per share. The Company received net proceeds of approximately $80.3 million, net of offering expenses of approximately $7.7 million. In connection with the offering, 19,925,986 shares of preferred stock were automatically converted into an identical number of shares of common stock.

     In connection with the initial public offering, the holder of a warrant to purchase 200,000 shares of Series D at $5.00 per share exercised the warrant and received 200,000 shares of common stock.

     In October 2000, the Company completed a follow-on offering of 1.3 million shares of common stock at $121 per share. The Company received net proceeds of approximately $143.2 million, net of offering expenses of approximately $8.8 million.

  Warrant

     On December 4, 2000, the Company issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, the Company valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%.

  1994 and 1998 Stock Option Plans

     On September 1, 1999, the 1994 Flexible Stock Incentive Plan was terminated. Upon termination of the plan, all unissued options were cancelled. In August 1998, the Board of Directors approved the 1998 Stock Plan, which terminated upon the Company's initial public offering on April 12, 2000. As a result of the termination, the shares remaining available for grant under the 1998 Stock Plan were transferred to the Company's 2000 Stock Plan. Options issued under the 1994 Flexible Stock Plan and 1998 Stock Plan have a

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES term of ten years from the date of grant and generally vest 25% after one year, then ratably over the remaining three years.

  2000 Stock Plan

     In February 2000, the Board of Directors and stockholders approved the 2000 Stock Plan. The 2000 Stock Plan, which became effective upon the completion of the Company's IPO on April 12, 2000, assumed the remaining shares reserved under the 1998 Stock Plan. Accordingly, no future grants will be made under the 1998 Stock Plan. Under the 2000 Stock Plan, the Board of Directors may grant options to purchase the Company's common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of the Company's common stock at the date of grant, as determined by the Board of Directors. The 2000 Stock plan will terminate automatically in January 2010, unless terminated earlier by the Company's board of directors. Options issued under the 2000 Stock Plan have a term of ten years from the date of grant and generally vest 25% after one year, then ratably over the remaining three years. The number of shares reserved under the 2000 Stock Plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 4,000,000 shares, (b) 6% of the Company's shares outstanding on the last day of the preceding fiscal year, or (c) a lesser amount determined by the Board of Directors.

     Option activity under the Plans is as follows (in thousands, except per share data):

                                                        SHARES                     WEIGHTED
                                                       AVAILABLE                   AVERAGE
                                                          FOR       OUTSTANDING    EXERCISE
                                                         GRANT        OPTIONS       PRICE
                                                       ---------    -----------    --------
December 31, 1997....................................    1,148         1,944          0.13
  Authorized.........................................    1,500            --            --
  Options granted....................................   (1,879)        1,879          2.14
  Options exercised..................................       --          (561)         0.13
  Options cancelled..................................        3            (3)         3.26
                                                        ------        ------        ------
December 31, 1998....................................      772         3,259          1.29
  Authorized.........................................    6,500            --            --
  Options granted....................................   (3,062)        3,062          7.93
  Options exercised..................................       --          (484)         0.59
  Options cancelled..................................      108          (108)         2.10
  Terminated options.................................     (125)           --            --
                                                        ------        ------        ------
December 31, 1999....................................    4,193         5,729        $ 4.88
  Options granted....................................   (3,493)        3,493         53.84
  Options exercised..................................       --        (2,371)         3.04
  Options cancelled..................................      206          (206)        12.06
  Terminated options.................................      (74)           --            --
                                                        ------        ------        ------
December 31, 2000....................................      832         6,645        $31.01
                                                        ======        ======        ======

     As of December 31, 2000, the Company had reserved 8,319,000 shares of its common stock for future issuance.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

     The following table summarizes the stock options outstanding and exercisable as of December 31, 2000:

                                                                     OPTIONS EXERCISABLE
                                 OPTIONS OUTSTANDING              -------------------------
                      -----------------------------------------       NUMBER
                                         WEIGHTED      WEIGHTED    EXERCISABLE     WEIGHTED
                        AMOUNT AT         AVERAGE      AVERAGE        AS OF        AVERAGE
      RANGE OF         DECEMBER 31,      REMAINING     EXERCISE    DECEMBER 31,    EXERCISE
  CONTRACTUAL PRICE        2000        CONTRACT LIFE    PRICE          2000         PRICE
  -----------------    ------------    -------------   --------    ------------    --------
                      (IN THOUSANDS)                              (IN THOUSANDS)
  $   0.00 -  17.50       4,910             8.5        $  8.63         959          $5.69
     17.50 -  35.00          --             0.0           0.00          --             --
     35.01 -  52.50          65             9.7          40.42          --             --
     52.51 -  70.00         479             9.9          60.69          --             --
     70.01 -  87.50          --             0.0           0.00          --             --
     87.51 - 105.00         273             9.8          89.00          --             --
    105.01 - 122.50         665             9.7         108.83          --             --
    122.50 - 140.00         138             9.7         122.75          --             --
  140.01 - 157.50..          51             8.5         140.25          --             --
  157.51 - 175.00..          64             9.6         175.00          --             --
  -----------------       -----             ---        -------         ---          -----
  $0.00 - 175.00....      6,645             8.9        $ 31.01         959          $5.69
  =================       =====             ===        =======         ===          =====

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company adopted SFAS No. 123 in fiscal 1996, and, in accordance with the provisions of SFAS No. 123, the Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the stock option plans and the Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net loss would have been $61.5 million, $19.1 million and $7.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The weighted average fair value of options granted during 2000, 1999 and 1998 was $44.95, $7.93 and $3.43, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998: risk-free interest rate of 5.9% in 2000, 5.1% to 7.7% in 1999 and 5.5% in 1998; expected dividend yields of zero; expected lives of 3 years beyond grant date; and expected volatility of 133% in 2000, 50% in 1999 and 0.01% in 1998. Because the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

     The Company has also issued options to consultants and other non-employees. Stock options issued to consultants and other non-employees are valued under the provisions of SFAS No. 123. The compensation expense related to these options was approximately $57,000 for 1998, zero in 1999 and 2000, and is included in operating expenses in the accompanying consolidated statements of operations.

  Deferred Stock Compensation

     In connection with the grant of stock options prior to our initial public offering, the Company recorded deferred stock compensation of approximately $8.7 million within stockholders' equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders' equity and will be amortized over the vesting period of the applicable options in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. The Company recorded amortization of deferred stock compensation of $4.3 million in the year ending December 31, 2000 and $310,000 in the year

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES ending December 31, 1999, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58.

     In connection with the SpeechFront acquisition, the Company recorded deferred compensation of $4.1 million (Note 3). Approximately $580,000 was amortized in 2000 related to these deferred compensation amounts.

     The Company expects to amortize $5.5 million, $1.6 million and $500,000 of non-cash compensation in 2001, 2002 and 2003, respectively.

  Employee Stock Purchase Plan

     In February 2000, the Board of Directors and stockholders approved the 2000 Employee Stock Purchase Plan, or the Purchase Plan. The Company reserved a total of 1,000,000 shares of common stock for issuance under this plan, which became effective upon the completion of the IPO on April 12, 2000. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning November 1 and May 1 of each year. Eligible employees can contribute up to 15% of their compensation each pay period for the purchase of common stock, not to exceed 2,000 shares per six-month period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, at a purchase price per share of 85% of the market price of the common stock on the employee's entry date into the applicable offering period or the last day of the applicable offering period, whichever is lower.

     The number of shares reserved under the Purchase Plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 1,500,000 shares, (b) 2% of the Company's shares outstanding on the last day of the preceding fiscal year, or (c) any lesser amount determined by the Board of Directors.

     Under this plan, approximately 158,000 shares were issued during the year 2000 representing approximately $2.1 million in employee contributions. As of December 31, 2000, approximately 842,000 shares were available for issuance under the Purchase Plan.

     The weighted average fair value of purchase rights granted pursuant to the Purchase Plan in 2000 was $9.90. The fair value of each purchase right was estimated using the Black-Scholes option pricing model with the following assumptions used for 2000: risk-free interest rate of 5.9%; expected dividend yields of zero; expected life of 0.5 years beyond purchase date; and expected volatility of 133%. Because the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

 9. 401(K) PLAN:

     The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan provides for tax-deferred salary deductions and after-tax employee contributions. The Company does not make contributions to the plan.

10. INCOME TAXES:

     Nuance accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES become payable. As of December 31, 2000 and 1999, significant components of the Company's current net deferred income tax assets were as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Deferred Tax Assets:
  Net operating loss carryforwards.....................  $ 24,569    $ 11,353
  Tax Credit Carryforwards.............................     2,582       1,374
  Accruals and reserves................................     3,180       1,444
                                                         --------    --------
  Gross deferred tax assets............................    30,331      14,171
  Valuation Allowance..................................   (30,221)    (14,171)
                                                         --------    --------
  Net Deferred Tax Asset...............................  $    110    $     --
                                                         ========    ========

     As of December 31, 2000, the Company has net cumulative operating loss carryforwards for federal and state income tax reporting purposes of approximately $63.6 million and $40.2 million, respectively. The federal net operating loss carryforwards expire on various dates through 2020, while the state net operating loss carryforwards expire at various dates through 2005. The Company also has federal and state tax credit carryforwards for income tax purposes of approximately $1.6 million and $1.5 million, respectively. The federal tax credit carryforwards expire on various dates through 2020, while the state tax credits carryforward indefinitely. Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

     The Company's income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of the valuation allowance relate to the equity benefit of the net operating losses. The Company had approximately $50,000, $122,000, and $18.9 million of taxable dispositions of employee stock options for the years ended December 31, 1998, 1999, and 2000, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders' equity. These benefits amounted to $17,000, $43,000, and $6.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     As of December 31, 2000 and 1999, Nuance had no significant deferred tax liabilities.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

     The provision for income taxes consists of the following components for the year ended December 31, 2000 (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2000     1999    1998
                                                              -----    ----    ----
Current
  Federal...................................................     --     --     --
  State.....................................................     --     --     --
  Foreign...................................................    460     22     --
                                                              -----    ---      --
          Total.............................................    460     --     --
Deferred
  Federal...................................................     --     --     --
  State.....................................................     --     --     --
  Foreign...................................................   (110)    --     --
                                                              -----    ---      --
          Total.............................................   (110)    --     --
                                                              -----    ---      --
          Total provision...................................  $ 350    $22     --
                                                              =====    ===      ==

     Due to the Company's loss position, there was no provision for income taxes for the year ended December 31, 1998. The Company recorded foreign income tax provision for the years ended December 31, 2000 and 1999 of $350,000 and $22,000, respectively. Income before provision for income taxes consisted of (in millions):

                                                               DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
United States.......................................  $(24,082)   $(18,878)   $(6,938)
Foreign.............................................       958         426         --
                                                      --------    --------    -------
                                                      $(23,124)   $(18,452)   $(6,938)
                                                      ========    ========    =======

     The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows for fiscal 2000 (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Provision at U.S. statutory rate of 35%...............  $(8,076)   $(6,466)   $(2,428)
State income taxes, net of federal benefit............   (1,551)    (1,202)      (451)
Change in valuation allowance.........................    9,450      6,881      2,933
Effect of foreign income tax at various rates.........      322        166         --
Research and development tax credit...................    1,208        675        302
Deferred stock compensation...........................   (1,777)      (126)       (74)
Other.................................................      774         94       (282)
                                                        -------    -------    -------
          Total.......................................  $   350    $    22         --
                                                        =======    =======    =======

11. RELATED PARTY TRANSACTIONS:

     In 1998, the Company entered into a royalty arrangement with a Series A preferred stockholder whereby the Company would remit royalties, up to a maximum of $400,000 over the term of the agreement. During 1998, the Company remitted $400,000 to the stockholder as earned under the terms of the agreement, and the amount is included in cost of license revenue in the accompanying consolidated statements of operations.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

     In 1996, the Company entered into an agreement with an affiliated Series A preferred stockholder to jointly perform services under a development contract, whereby the Series A preferred stockholder would receive a percentage of license and maintenance revenue recognized under this contract in 1997 and 1998. The total amount incurred under the agreement was approximately $154,000 in 1998.

12. SEGMENT REPORTING:

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

     The Company has two operating segments: licenses and services. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statements of operations.

     Sales of licenses and services through December 31, 2000 occurred through partners and direct sales representatives located in the Company's headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

     International revenues are based on the country in which the end-user is located. The following is a summary of international license and service revenue by geographic region:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
License revenue:
  United States........................................  $19,410    $10,565    $6,948
  Europe...............................................    7,391        954       186
  Asia.................................................    1,293        316       157
  Australia............................................    5,292        103        72
  Canada...............................................    2,793        938       562
  Latin America........................................    1,372        737        43
                                                         -------    -------    ------
          Total........................................  $37,551    $13,613    $7,968
                                                         =======    =======    ======
Service revenue:
  United States........................................  $ 8,166    $ 4,785    $3,073
  Europe...............................................    2,990        619       241
  Asia.................................................      591        195       333
  Australia............................................      996         38         5
  Canada...............................................      533        203       120
  Latin America........................................      991        114        15
                                                         -------    -------    ------
          Total........................................  $14,267    $ 5,954    $3,787
                                                         =======    =======    ======

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
Long-Lived Assets:
  United States........................................  $ 7,359    $ 3,905    $1,868
  Europe...............................................       45         11        --
  Asia.................................................       --         --        --
  Australia............................................        8         --        --
  Canada...............................................    2,002        360        --
  Latin America........................................       --         --        --
                                                         -------    -------    ------
          Total........................................  $ 9,414    $ 4,276    $1,868
                                                         =======    =======    ======

13. SUBSEQUENT EVENTS:

     On February 8, 2001, the Company and British Telecommunications entered into an agreement that gave the Company non-exclusive Intellectual Property Rights to various text to speech algorithms and software code. The Company will pay British Telecommunications a $7.0 million license fee, based on the achievement of certain deliverables and ongoing royalties.

     In March 2001, a number of shareholder complaints were filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The complaints were filed on behalf of a purported class of people who purchased the Company's stock during the period January 31, 2001 through March 15, 2001, alleging insider trading and false and misleading statements in violation of the federal securities laws. The Company believes that the allegations of these lawsuits are without merit and intends to defend the litigation vigorously. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

                                  SCHEDULE II
                          NUANCE COMMUNICATIONS, INC.

       SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2000

                                                  BALANCE AT                                BALANCE AT
                                                  BEGINNING     CHARGED TO                     END
                                                  OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
                                                  ----------    ----------    ----------    ----------
                                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
  Allowance for Doubtful Accounts...............      60            301            5            356
YEAR ENDED DECEMBER 31, 1999
  Allowance for Doubtful Accounts...............     356            221            6            571
YEAR ENDED DECEMBER 31, 2000
  Allowance for Doubtful Accounts...............     571          1,464          212          1,823

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------
 3.1(1)        Restated Certificate of Incorporation of Registrant, as
               currently in effect.
 3.2(1)        Bylaws of Registrant, as amended, as currently in effect.
 4.1(1)        Form of Registrant's Common Stock Certificate.
 4.2(1)        Amended and Restated Investors' Rights Agreement, dated as of October 1, 1999, among the Registrant and the parties
               named therein.
 4.3(1)        Warrant to Purchase Stock dated April 1, 1996 issued to
               Phoenix Leasing.
 4.4           Warrant to Purchase Stock dated December 4, 2000 issued to
               OnStar Corporation.
 4.5           Amendment to the Amended and Restated Investors' Rights
               Agreement, dated as of October 1, 1999, among the Registrant and the parties named therein.
 4.6           Exchange Agreement dated November 10, 2000 between
               Registrant, 1448451 Ontario, Inc., Shawn Griffin, William
               Love and Warren Gallagher.
10.1(1)        Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(1)        1994 Flexible Stock Incentive Plan.
10.3(1)        1998 Stock Plan.
10.4(1)        2000 Stock Plan.
10.5(2)        2000 Employee Stock Purchase Plan and related subscription agreement.
10.6(1)        Lease Agreement dated May 27, 1997, and related agreements by and between Registrant and Lincoln Menlo IV & V
               Associates Limited.
10.7(1)        Form of Stock Option Agreement, as amended, between
               Registrant and each executive officer other than Brian
               Danella, Paul Scott and Donna Allen Taylor.
10.8(1)        Assignment and Assumption Agreement, and related agreements by and between Registrant and CBT Systems USA, Ltd.
10.9(1)        Memorandum of Agreement of Lease, 2000 Peel Street, Suite
               900, Montreal, Quebec, dated January 1, 2000, by and between
               Registrant and Cite De L'Ile Development Inc.
10.10(1)(5)    Value-Added Reseller Agreement dated March 12, 1998, by and between Registrant and Periphonics Corporation.
10.11(1)       Loan and Security Agreement dated June 23, 1999, between
               Registrant and Silicon Valley Bank.
10.12(1)(5)    License Agreement dated December 20, 1994, by and between
               Registrant and SRI International.
10.13(1)       Form of Stock Option Agreement entered into between
               Registrant and Brian Danella, Paul Scott and Donna Allen
               Taylor.
10.14(1)       Amendment dated August 23, 1995 to License Agreement dated
               December 20, 1994 by and between Registrant and SRI
               International.
10.15(3)       Lease Agreement dated May 5, 2000 and related agreements by and between Registrant and Pacific Shares Development LLC.
10.16(4)       Addendum dated August 9, 2000 to Memorandum of Lease
               Agreement dated January 1, 2000, by and between Registrant and Societe en Commandite Duke-Wellington.
11.1           Statement of computation of net loss per share (included in
               Note 2 to Notes to Financial Statements).
21.1           Subsidiaries of the Registrant.

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------
23.1           Consent of Arthur Andersen LLP, Independent Public
               Accountants.
24.1           Power of Attorney (see pages II-6 and II-7).

- ---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-96217) as declared effective by the Securities and Exchange Commission on April 12, 2000.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on Form S-8 filed on May 2, 2000.

(3) Incorporated by reference to the Registrant's Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-45128) as declared effective by the Securities and Exchange Commission on September 26, 2000.

(5) Confidential treatment has been requested for portions of this exhibit.