Form 10-Q
period 2001-03-31
NUANCE COMMUNICATIONS
filed 2001-05-15
CIK 1102556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                        COMMISSION FILE NUMBER 333-96217

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     32,541,651 shares of the registrant's common stock, $0.01 par value, were outstanding as of April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                           FORM 10-Q, MARCH 31, 2001

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets:
         March 31, 2001 and December 31, 2000........................    1
         Consolidated Statements of Operations:
         Three months ended March 31, 2001 and 2000..................    2
         Consolidated Statements of Cash Flows:
         Three months ended March 31, 2001 and 2000..................    3
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   21

                        PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21
SIGNATURES...........................................................   22

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $203,160        $219,047
  Short-term investments....................................      2,909           8,728
  Accounts receivable, net of allowance for doubtful
     accounts of $1,694 and $1,823, respectively............     11,229          19,106
  Prepaid expenses and other current assets.................      4,883           4,280
                                                               --------        --------
          Total current assets..............................    222,181         251,161
Property and equipment, net.................................     27,932           9,414
Intangible assets...........................................      4,739           5,217
Other assets................................................     20,642          13,546
                                                               --------        --------
          Total assets......................................   $275,494        $279,338
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................         --              12
  Accounts payable..........................................      1,931           1,649
  Accrued liabilities.......................................     16,760          12,389
  Deferred revenue..........................................     11,774          10,745
                                                               --------        --------
          Total current liabilities.........................     30,465          24,795
  Long-term debt, less current portion......................         --              32
  Other Liabilities.........................................      2,603           2,520
                                                               --------        --------
          Total liabilities.................................     33,068          27,347
                                                               --------        --------
Commitments (Note 8)
Stockholders' Equity:
Common stock, $.001 par value, 50,000,000 shares authorized;
  32,528,008 shares and 32,158,875 shares issued and
  outstanding,
  respectively..............................................         33              32
  Additional paid-in capital................................    319,609         316,958
  Deferred stock compensation...............................     (6,115)         (7,636)
  Accumulated other comprehensive loss......................       (117)            (16)
  Accumulated deficit.......................................    (70,984)        (57,347)
                                                               --------        --------
          Total stockholders' equity........................    242,426         251,991
                                                               --------        --------
          Total liabilities and stockholders' equity........   $275,494        $279,338
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

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Revenue:
  License...................................................  $  5,662    $ 6,028
  Service...................................................     5,344      1,913
                                                              --------    -------
          Total revenue.....................................    11,006      7,941
                                                              --------    -------
Cost of revenue:
  License...................................................        --         --
  Service...................................................     4,889      1,605
                                                              --------    -------
          Total cost of revenue.............................     4,889      1,605
                                                              --------    -------
  Gross profit..............................................     6,117      6,336
                                                              --------    -------
Operating expenses:
  Sales and marketing(1)....................................    11,784      6,786
  Research and development(1)...............................     5,239      4,396
  General and administrative(1).............................     3,510      1,671
  Amortization of intangibles...............................       478         --
  Non-cash compensation and other expenses..................     1,591      1,016
                                                              --------    -------
          Total operating expenses..........................    22,602     13,869
                                                              --------    -------
Loss from operations........................................   (16,485)    (7,533)
  Interest and other income, net............................     2,998        324
                                                              --------    -------
  Loss before provision for income taxes....................   (13,487)    (7,209)
  Provision for income taxes................................       150         --
                                                              --------    -------
          Net loss..........................................  $(13,637)   $(7,209)
                                                              ========    =======
Basic and diluted net loss per share........................  $  (0.43)   $ (1.97)
                                                              ========    =======
Shares used to compute basic and diluted net loss per
  share.....................................................    31,956      3,664
                                                              ========    =======

---------------

(1) Excludes non-cash stock-based compensation as follows:

    Sales and marketing.........................................  $    591    $   217
    Research and development....................................  $    787    $   467
    General and administrative..................................  $    213    $   332

  The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Cash flows from operating activities:
  Net loss..................................................  $(13,637)   $(7,209)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................       980        474
     Amortization of intangibles............................       478         --
     Non-cash compensation and other expenses...............     1,591      1,016
     Provision for doubtful accounts........................       491         90
     Changes in operating assets and liabilities:
     Accounts receivable....................................     7,386     (1,468)
     Prepaid expenses and other assets......................      (242)      (347)
     Accounts payable.......................................       282        565
     Accrued and other liabilities..........................     4,454       (866)
     Deferred revenue.......................................     1,029       (984)
                                                              --------    -------
          Net cash provided by (used in) operating
           activities.......................................     2,812     (8,729)
                                                              --------    -------
Cash flows from investing activities:
  Purchase of marketable securities.........................        --     (8,279)
  Maturities of marketable securities.......................     5,819      4,922
  Purchases of property and equipment.......................   (19,498)    (1,647)
  Purchased technology......................................    (7,000)        --
                                                              --------    -------
          Net cash used in investing activities.............   (20,679)    (5,004)
                                                              --------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................        --         89
  Repurchase of common stock................................       (13)        --
  Proceeds from exercise of stock options...................     2,138      4,578
  Proceeds from exercise of Series D warrant................        --      1,000
  Repayment of borrowings...................................       (44)      (290)
                                                              --------    -------
          Net cash provided by financing activities.........     2,081      5,377
                                                              --------    -------
  Effect of exchange rate fluctuations on cash and cash
     equivalents............................................      (101)       (66)
  Net decrease in cash and cash equivalents.................   (15,887)    (8,422)
  Cash and cash equivalents, beginning of period............   219,047     18,073
                                                              --------    -------
  Cash and cash equivalents, end of period..................  $203,160    $ 9,651
                                                              ========    =======
Supplementary disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $     14    $    60
     Income taxes...........................................  $      6    $    --
Supplementary disclosure of non-cash transaction:
  Issuance of warrant.......................................  $    526    $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by Nuance Communications, Inc. (the "Company") in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement became effective for the Company on January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of these statements did not have a material impact on the Company's financial position or results of operations.

 3. NET LOSS PER SHARE

     Historical net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options and warrants are antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities was 7,075,000 shares for the three months ended March 31, 2001 and 24,827,000 shares for the three months ended March 31, 2000.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------    -------
Net loss................................................  $(13,637)   $(7,209)
                                                          ========    =======
Basic:
Weighted average shares of common stock outstanding.....    32,363      3,664
Less: Weighted average shares of common stock subject to
  repurchase............................................      (407)        --
                                                          --------    -------
Weighted average shares used in computing basic and
  diluted net loss per share............................    31,956      3,664
                                                          ========    =======
Basic and diluted net loss per share....................  $  (0.43)   $ (1.97)
                                                          ========    =======

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

 4. NON-CASH COMPENSATION AND OTHER EXPENSES

     In connection with the grant of certain stock options to employees through March 31, 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. The Company recorded amortization of deferred compensation of $651,000 for the three months ended March 31, 2001 and $1.0 million for the three months ended March 31, 2000, relating to approximately 3,152,000 options with a weighted average exercise price of $8.58.

     In connection with the SpeechFront acquisition, the Company recorded deferred compensation of $4.1 million. This amount is part of the purchase agreement and is payable to the founders in common stock, approximately 38,710 shares, and contingent upon their continued employment. Approximately $872,000 was amortized in the three months ended March 31, 2001 related to these deferred compensation amounts.

     In December 2000, the Company issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, the Company valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. The Company amortized $68,000 related to this warrant in the three months ended March 31, 2001.

     The Company expects to amortize $5.8 million, $1.8 million and $500,000 of non-cash compensation and other expenses in 2001, 2002 and 2003, respectively.

 5. PURCHASED TECHNOLOGY

     The Company entered into an agreement with a third-party that gives the Company non-exclusive Intellectual Property Rights to software code. The Company has paid this third-party a $7.0 million license fee related to this agreement. This amount is being amortized to research and development expense over a period of five years, and $175,000 was amortized in the three months ended March 31, 2001.

 6. ACQUISITION

     On November 10, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all the outstanding shares of SpeechFront Inc. ("SpeechFront") for approximately $7.1 million, including acquisition costs of approximately $129,000. SpeechFront is a developer of voice instant messaging systems. The consideration included approximately 16,590 shares of the Company common stock valued at $1.7 million and cash of approximately $5.3 million. The purchase agreement contained additional payments, of approximately $4.1 million, to be made in common stock, approximately 38,710 shares, contingent upon the continued employment of the founders of SpeechFront. Maximum future payments, contingent solely on continued employment of the founders, is $1.7 million, approximately 16,590 shares, and is payable upon the eighteen month anniversary of the acquisition date. The remaining $2.4 million, approximately 22,120 shares, also relates to the continued employment of the founders, and is payable upon the twelve-month anniversary of the acquisition date, or earlier if certain performance milestones are achieved. The contingent payments will be accounted for as compensation expense over the

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES term of the employment condition and not as part of the purchase price. Upon consummation of the acquisition, the Company established an escrow for these contingent payments. The allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, are as follows (in thousands):

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

     At the time of the acquisition, SpeechFront's remaining tasks were approximately 35 percent complete based on engineering man-month data and technological progress. The Company estimates that it will cost approximately $466,000 to complete the project with significant remaining development efforts, which are expected to be completed in the next 4 to 6 months. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and Nuance may not realize the financial benefits expected from the projects. The Company is not disclosing proforma financial information for the quarter ending March 31, 2000 due to the immateriality of differences between actual and proforma results.

 7. SEGMENT REPORTING

     The Company has two operating segments: licenses and services. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statements of operations. The Company does not track expenses nor derive profit or loss based on these segments.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

     Sales of licenses and services through March 31, 2001 occurred through resellers and direct sales representatives located in the Company's headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally. For the three months ended March 31, 2001, Australia was the only foreign country that accounted for more than 10% of the Company's total revenue, accounting for 12% of total revenue.

 8. COMMITMENTS

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

 9. LITIGATION

     In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The complaints were filed on behalf of a purported class of people who purchased the Company's stock during the period January 31, 2001 through March 15, 2001, alleging insider trading and false and misleading statements in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. The Company believes that the allegations of these lawsuits are without merit and intends to defend the litigation vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company's business, results of operations, or financial condition.

10. SUBSEQUENT EVENT

     In April 2001, the Company announced a restructuring plan that would reduce its workforce by approximately 20%. In connection with that reduction, the Company will also record a facilities-related restructuring charge. These charges are being recorded to align the Company's cost structure with changing market conditions and to create a more efficient organization. They will be recorded in the quarter ending June 30, 2001.

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

OVERVIEW:

     The Company develops, markets and supports a voice interface software platform that makes the content and services of the Internet, telecommunications networks and enterprises accessible from any telephone. The software platform consists of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells products and services through a combination of value-added resellers, original equipment manufacturers, systems integrators and directly to end users.

     On March 15, 2001, we announced our revised expectations for our first quarter financial results based upon our then-current outlook, including a revenue shortfall and a larger than expected net loss for the quarter due to general economic conditions which have led customers and customer prospects to postpone capital investment in Nuance products and service offerings based on Nuance products. On April 19, 2001, we announced that the trends seen in the first quarter were expected to continue in the second quarter as a result of a continuing weak economic environment. We are not certain when the economic environment will improve. The foregoing was a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act; see page 8 of this Report on Form 10-Q.

     In April 2001, we announced a restructuring plan that would reduce our workforce by approximately 20%. In connection with that reduction, we will also record a facilities-related restructuring charge. These charges are being recorded to align our cost structure with changing market conditions and to create a more efficient organization. They will be recorded in the quarter ending June 30, 2001.

RESULTS OF OPERATIONS:

     The following table sets forth, for the period's indicated, the percentage of net revenue represented by certain items in our statements of operations for the three months ended March 31, 2001 and 2000.

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              2001       2000
                                                              -----      -----
Revenue:
  License...................................................    51%        76%
  Service...................................................    49         24
                                                              ----        ---
          Total revenue.....................................   100        100
Cost of revenue:
  License...................................................    --         --
  Service...................................................    44         20
                                                              ----        ---
          Total cost of revenue.............................    44         20
                                                              ----        ---
Gross Margin................................................    56         80
Operating expenses:
  Sales and marketing(1)....................................   107         86
  Research and development(1)...............................    48         55
  General and administrative(1).............................    32         21
  Amortization of intangibles...............................     4         --
  Non-cash compensation and other expenses..................    15         13
                                                              ----        ---
          Total operating expenses..........................   206        175
                                                              ----        ---
Loss from operations........................................  (150)       (95)
Interest and other income, net..............................    27          4
                                                              ----        ---
Loss before provision for income taxes......................  (123)       (91)
Provision for income taxes..................................     1         --
                                                              ----        ---
          Net loss..........................................  (124)%      (91)%
                                                              ====        ===

---------------
(1) Percentages are net of non-cash compensation and other expenses

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  Revenue

     Total revenue for the three months ended March 31, 2001 was $11.0 million, compared with $7.9 million in the three months ended March 31, 2000, an increase of 39%.

     License revenue for the three months ended March 31, 2001 was $5.7 million, compared with $6.0 million in the three months ended March 31, 2000, a decrease of 6%. The decline in license revenue was due to an uncertain economic environment that caused customers to delay purchases. License revenue represented 51% of total revenue for the three months ended March 31, 2001 and 76% of total revenue for the three months ended March 31, 2000.

     Service revenue for the three months ended March 31, 2001 was $5.3 million, compared with $1.9 for the three months ended March 31, 2000, an increase of 179%. This increase in service revenue was due primarily to growth in license revenue in the year 2000. Service revenue represented 49% of total revenue for the three months ended March 31, 2001 and 24% of total revenue for the three months ended March 31, 2000.

  Cost of Revenue

     Cost of service revenue for the three months ended March 31, 2001 was $4.9 million, compared with $1.6 million in the three months ended March 31, 2000, an increase of 205%. The increase was due to hiring approximately 80 additional personnel in the professional services, technical support and training groups. Cost of service revenue as a percentage of service revenue was 91% in the three months ended March 31, 2001 and 84% for the three months ended March 31, 2000. We anticipate that cost of service revenue will decrease in absolute dollars, although cost of service revenue will vary as a percentage of service and total revenue from period to period.

  Operating Expenses

     Sales and Marketing -- Sales and marketing expenses primarily consist of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses for the three months ended March 31, 2001 were $11.8 million, compared with $6.8 million in the three months ended March 31, 2000, and increase of 74%. This increase was attributable to the addition of approximately 70 sales and marketing personnel, an increase in our allowance for bad debt and increases in marketing costs and external consultants. As a percentage of total revenue, sales and marketing expenses were 107% in the three months ended March 31, 2001, and 86% in the three months ended March 31, 2000. Due to the more challenging economic environment, we anticipate that sales and marketing expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

     Research and Development -- Research and development expenses primarily consist of compensation and related costs for research and development personnel and contractors. Research and development expenses for the three months ended March 31, 2001 were $5.2 million, compared with $4.4 million in the three months ended March 31, 2000, an increase of 19%. This increase was attributable to the addition of approximately 30 personnel associated with product development activities. As a percentage of total revenue, research and development expenses were 48% in the three months ended March 31, 2001, and 55% in the three months ended March 31, 2000. Due to the more challenging economic environment, we expect to moderate our investments in research and development and anticipate that research and development expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

     General and Administrative -- General and administrative expenses primarily consist of compensation and related costs for administrative personnel, legal services, accounting services and other general corporate expenses. General and administrative expenses for the three months ended March 31, 2001 were $3.5 million, compared with $1.7 million in the three months ended March 31, 2000, an increase of 110%. The increase was largely due to the addition of approximately 20 administrative personnel and increased legal and professional fees. The additional expenses enhanced the Company's administrative infrastructure to strengthen controls and accommodate growth. As a percentage of total revenue, general and administrative expenses were 32% in the three months ended March 31, 2001 and 21% in the three months ended March 31, 2000. Due to the more challenging economic environment, we expect that general and administrative expenses will remain relatively constant in absolute dollars, however, we expect that these expenses will vary as a percentage of total revenue from period to period.

     Amortization of Intangibles -- Goodwill and other acquired intangible assets of $5.5 million were recorded in connection with the acquisition of SpeechFront in November 2000 and are being amortized over their useful lives of 18 to 36 months. Amortization of intangibles was $478,000 for the three months ended March 31, 2001. There was no amortization of intangibles for the three months ended March 31, 2000.

     Non-Cash Compensation -- In connection with the grant of certain stock options to employees through March 31, 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. The Company recorded amortization of deferred compensation of

$651,000 for the three months ended March 31, 2001 and $1.0 million for the three months ended March 31, 2000, relating to approximately 3,152,000 options with a weighted average exercise price of $8.58.

     In connection with the SpeechFront acquisition, the Company recorded deferred compensation of $4.1 million. This amount is part of the purchase agreement and is payable to the founders in common stock, approximately 38,710 shares, and contingent upon their continued employment. Approximately $872,000 was amortized in the three months ended March 31, 2001 related to these deferred compensation amounts.

     In December 2000, the Company issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, the Company valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. The Company amortized $68,000 related to this warrant in the three months ended March 31, 2001.

     The Company expects to amortize $5.8 million, $1.8 million and $500,000 of non-cash compensation and other expenses in 2001, 2002 and 2003, respectively.

  Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest and other income, net was $3.0 million in the three months ended March 31, 2001 and $324,000 in the three months ended March 31, 2000, an increase of 825%. The increase was due to higher interest income, which was earned on the cash received from our initial public offering and follow-on public offering in 2000.

  Provision for Income Taxes

     We have incurred operating losses for all periods from inception through March 31, 2001 and therefore have not recorded a provision for federal income taxes for any period through March 31, 2001. We recorded income tax expense relating to foreign taxes for the periods ended March 31, 2001 and 2000 of $150,000 and none, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     From inception to our initial public offering, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million through March 31, 2000 and, to a lesser extent, from bank financing. On April 18, 2000, the Company raised approximately $80 million through the completion of its initial public offering of common stock. On October 2, 2000, the Company raised approximately $144 million through the completion of its follow-on public offering. As of March 31, 2001, we had cash and cash equivalents aggregating $203.2 million and short-term investments totaling $2.9 million.

     Our operating activities generated cash of $2.8 million for the three months ended March 31, 2001, and used cash of $8.7 million during the three months ended March 31, 2000. This positive operating cash flow in the three months ended March 31, 2001 resulted principally from a decrease in accounts receivable and an increase in accrued liabilities, largely offset by our net loss. The negative operating cash flow in the three months ended March 31, 2000 was largely the result of our net loss.

     Investing activities used cash of $20.7 million during the three months ended March 31, 2001, and $5.0 million during the three months ended March 31, 2000. Our use of cash in investing activities for the three months ended March 31, 2001 resulted primarily from additions to property and equipment and purchased technology, partially offset by maturities of short-term securities. The use of cash for the three months ended March 31, 2000 resulted from the net purchases of short-term investments and additions to property and equipment. We plan to spend approximately $7 million in capital expenditures during the rest of 2001 relating to our new headquarter's facility.

     Our financing activities generated cash of $2.1 million during the three months ended March 31, 2001, and $5.4 million for the three months ended March 31, 2000. The generation of cash was largely the result of proceeds from the exercise of stock options for both the three months ended March 31, 2001 and 2000.

     Our capital requirements depend on numerous factors. Through fiscal year 2001, we will be holding headcount relatively constant. We believe that our current cash and cash equivalents, our short-term investments, and our borrowing capacity will be sufficient to fund our activities for the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; to pay litigation costs in excess of our insurance policy, or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

                       FACTORS THAT AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred losses since our inception, including a loss of approximately $13.6 million in the three months ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $71.0 million. We expect to have net losses and negative cash flow for at least the next 12 months. We expect to spend significant amounts to enhance our products and technologies and expand international sales and operations. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR ABILITY TO ACCURATELY FORECAST OUR QUARTERLY SALES IS LIMITED, OUR COSTS ARE RELATIVELY FIXED IN THE SHORT TERM AND WE EXPECT OUR BUSINESS TO BE AFFECTED BY SEASONALITY. AS A RESULT, OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. On March 15, 2001, we announced our revised expectations for our first quarter financial results based upon our then-current outlook, including a revenue shortfall and a larger than expected net loss for the quarter due to general economic conditions which have led customers and customer prospects to postpone capital investment in Nuance products and service offerings based on Nuance products. On April 19, 2001, we announced that the trends seen in the first quarter were expected to continue in the second quarter as a result of a continuing weak economic environment. We are not certain when the economic environment will improve. The foregoing was a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act; see page 8 of this Report on Form 10-Q. These quarterly variations are caused by a number of factors, including:

     - general economic downturn and delays or cancellations in orders by customers who are reducing spending;

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

     In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against us and certain of our officers. The complaints were filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging insider trading and false and misleading statements in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that the allegations of these lawsuits are without merit and intend to defend the litigation vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

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

     A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the voice interface software market include IBM, ITT Industries, Lernout and Hauspie Speech Products, Locus Dialogue, Lucent Technologies, Microsoft, Philips Electronics, SpeechWorks International, T-NETIX, Veritel and Vocalis. We expect additional competition from other companies, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

     In 1998, 31% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 56% in 1999, to 72% in 2000 and to 74% in the three months ended March 31, 2001. We intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the continued viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

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

     We derive a significant portion of our revenue in each period from a limited number of customers. For example, in the three months ending March 31, 2001, five customers made up 51% of our total revenue, and one of those customers, acting as a reseller, accounted for approximately 24% of our total revenue.

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

     International sales represented approximately 18% of our revenue in 1998, 21% in 1999, 47% in 2000 and 47% in the three months ended March 31, 2001, and we anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total future revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

     The market for voice interface software is new and emerging and industry standards have not been established yet. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products.

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

IF WE ARE UNABLE TO HIRE AND RETAIN TECHNICAL, SALES AND MARKETING AND OPERATIONAL PERSONNEL, OUR BUSINESS COULD BE HARMED.

     We intend to hire additional personnel, including software engineers, sales and marketing personnel and operational personnel. Competition for these individuals can be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business. The decline in the value of our common stock may also make it more difficult to retain our employees.

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

     As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired

SpeechFront, a Canadian company, and in February 2000, we acquired non-exclusive Intellectual Property Rights from a third-party. Any future acquisitions would be accompanied by risks such as:

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

  Interest Rate Risk

     As of March 31, 2001, we had cash and cash equivalents and short-term investments of $206.1 million. Any decline in interest rates over time would reduce our interest income from our cash and cash equivalents and short-term investments. Based upon our balance of cash and cash equivalents and short-term investments at March 31, 2001, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $1.0 million.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against us and certain of our officers. The complaints were filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging insider trading and false and misleading statements in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that the allegations of these lawsuits are without merit and intend to defend the litigation vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) No exhibits were filed during the quarter.

     (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NUANCE COMMUNICATIONS

Date: May 15, 2001                        By:       /s/ GRAHAM SMITH
                                            ------------------------------------
                                                        Graham Smith
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)