Form 10-Q
period 2001-06-30
NUANCE COMMUNICATIONS
filed 2001-08-14
CIK 1102556

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     32,834,221 shares of the registrant's common stock, $0.01 par value, were outstanding as of July 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                           FORM 10-Q, JUNE 30, 2001

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets:
         June 30, 2001 and December 31, 2000.........................    1
         Consolidated Statements of Operations:
         Three and six months ended June 30, 2001 and 2000...........    2
         Consolidated Statements of Cash Flows:
         Six months ended June 30, 2001 and 2000.....................    3
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   23

                        PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   24
Item 6.  Exhibits and Reports on Form 8-K............................   25
SIGNATURES...........................................................   26

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                     June 30,        DECEMBER 31,
                                                                       2001             2000
                                                                    -----------      ------------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                                          $ 190,911        $ 219,047
  Short-term investments                                                    --            8,728
  Accounts receivable, net of allowance for doubtful
     accounts of $1,301 and $1,823, respectively                         8,176           19,106
  Prepaid expenses and other current assets                              4,918            4,280
                                                                     ---------        ---------
          Total current assets                                         204,005          251,161
  Property and equipment, net                                           10,697            9,414
  Intangible assets                                                      4,261            5,217
  Other assets                                                          20,548           13,546
                                                                     ---------        ---------
          Total assets                                               $ 239,511        $ 279,338
                                                                     =========        =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                         --               12
  Accounts payable                                                       1,959            1,649
  Accrued liabilities                                                   13,420           12,389
  Restructuring accrual                                                  8,365               --
  Deferred revenue                                                      12,795           10,745
                                                                     ---------        ---------
          Total current liabilities                                     36,539           24,795
  Long-term debt, less current portion                                      --               32
  Restructuring accrual                                                 24,548               --
  Other liabilities                                                         --            2,520
                                                                     ---------        ---------
          Total liabilities                                             61,087           27,347
                                                                     ---------        ---------
Commitments (Note 9)
Stockholders' Equity:
Common stock, $.001 par value, 50,000,000 shares
  authorized; 32,776,420 shares and 32,158,875 shares
  issued and outstanding, respectively                                      33               32
  Additional paid-in capital                                           322,293          316,958
  Deferred stock compensation                                           (4,652)          (7,636)
  Accumulated other comprehensive loss                                    (129)             (16)
  Accumulated deficit                                                 (139,121)         (57,347)
                                                                     ---------        ---------
          Total stockholders' equity                                   178,424          251,991
                                                                     ---------        ---------
          Total liabilities and stockholders' equity                 $ 239,511        $ 279,338
                                                                     =========        =========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                 Three Months          Six Months
                                                Ended June 30,        Ended June 30,
                                             -------------------   --------------------
                                               2001       2000       2001        2000
                                             --------    -------   --------    --------
Revenue:
  License                                    $  5,030    $ 8,692   $ 10,692    $ 14,720
  Service.................................      4,977      3,311     10,321       5,224
                                             --------    -------   --------    --------
    Total revenue.........................     10,007     12,003     21,013      19,944
                                             --------    -------   --------    --------
Cost of revenue:
  License.................................        --          13        --           13
  Service.................................      4,221      2,120      9,110       3,725
                                             --------    -------   --------    --------
    Total cost of revenue.................      4,221      2,133      9,110       3,738
                                             --------    -------   --------    --------
  Gross profit............................      5,786      9,870     11,903      16,206
                                             --------    -------   --------    --------
Operating expenses:
  Sales and marketing (1) ................     10,328      8,053     22,112      14,839
  Research and development (1) ...........      5,088      4,727     10,327       9,123
  General and administrative (1) .........      3,657      2,627      7,167       4,298
  Amortization of intangibles.............        477        --         955         --
  Non-cash compensation expense...........      1,475      1,138      3,066       2,154
  Restructuring charge and asset
    impairment............................     55,028        --      55,028         --
                                             --------    -------   --------    --------
    Total operating expenses..............     76,053     16,545     98,655      30,414
                                             --------    -------   --------    --------
Loss from operations......................    (70,267)    (6,675)   (86,752)    (14,208)
  Interest and other income, net..........      2,283      1,154      5,281      1,478
                                             --------    -------   --------    --------
  Loss before provision for income taxes..    (67,984)    (5,521)   (81,471)    (12,730)
  Provision for income taxes..............        153        146        303         146
                                             --------    -------   --------    --------
    Net loss..............................   $(68,137)   $(5,667)  $(81,774)   $(12,876)
                                             ========    =======   ========    ========
Basic and diluted net loss per share......    $ (2.10)   $ (0.22)   $ (2.54)   $  (0.87)
                                             ========    =======   ========    ========
Shares used to compute basic and diluted
 net loss per share.......................     32,400     25,936     32,178      14,800
                                             ========    =======   ========    ========

(1) Excludes non-cash compensation and other non-cash expenses as follows:

    Sales and marketing...................   $    522    $   243   $  1,113    $    460
    Research and development..............   $    760    $   523   $  1,547    $    990
    General and administrative............   $    193    $   372   $    406    $    704
                                             --------    -------   --------    --------
                                             $  1,475    $ 1,138   $  3,066    $  2,154

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                ------------------------
                                                                  2001           2000
                                                                ---------      ---------
Cash flows from operating activities:
  Net loss ................................................     $ (81,774)     $ (12,876)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Tenant improvement asset impairment ..................        20,898             --
     Depreciation and amortization ........................         2,137          1,060
     Amortization of intangibles ..........................           955             --
     Non-cash compensation and other expenses .............         3,066          2,154
     Provision for doubtful accounts ......................           593            212
     Changes in operating assets and liabilities:
     Accounts receivable ..................................        10,337         (5,130)
     Prepaid expenses and other assets ....................          (193)        (2,265)
     Accounts payable .....................................           310           (249)
     Restructuring accrual ................................        32,913             --
     Accrued and other liabilities ........................        (1,489)         3,881
     Deferred revenue .....................................         2,050          2,387
                                                                ---------      ---------
          Net cash used in operating activities ...........       (10,197)       (10,826)
                                                                ---------      ---------
Cash flows from investing activities:

  Purchase of marketable securities .......................            --        (11,220)
  Purchase of long-term investment ........................            --        (10,943)
  Maturities of marketable securities .....................         8,728         22,448
  Purchases of property and equipment .....................       (24,318)        (3,879)
  Purchased technology ....................................        (7,000)            --
                                                                ---------      ---------
          Net cash used in investing activities ...........       (22,590)        (3,594)
                                                                ---------      ---------
Cash flows from financing activities:

  Proceeds from issuance of common stock ..................            --         80,341
  Repurchase of common stock ..............................          (365)            --
  Proceeds from exercise of stock options .................         2,825          5,728
  Proceeds from ESPP ......................................         2,349             --
  Proceeds from exercise of Series D warrant ..............            --          1,000
  Repayment of borrowings .................................           (44)        (2,053)
                                                                ---------      ---------
          Net cash provided by financing activities .......         4,765         85,016
                                                                ---------      ---------
  Effect of exchange rate fluctuations on cash and cash
     equivalents ..........................................          (114)           (20)
  Net increase (decrease) in cash and cash equivalents ....       (28,136)        70,576
  Cash and cash equivalents, beginning of period ..........       219,047         18,073
                                                                ---------      ---------
  Cash and cash equivalents, end of period ................     $ 190,911      $  88,649
                                                                =========      =========

Supplementary disclosures of cash flow information:
  Cash paid during the period for:

     Interest...............................................    $       28     $      78
     Income taxes...........................................    $       32     $      --

Supplementary disclosure of non-cash transaction:
  Issuance of warrant.......................................    $      526     $      --


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by Nuance Communications, Inc. (the "Company") in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

     On June 29, 2001, the FASB approved for issuance SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired subsequent to June 30, 2001 will not be subject to amortization.

     Nuance Communications will apply SFAS 141 to business combinations initiated after June 30, 2001. SFAS 142 is effective beginning in the first quarter of 2002 with the exception of goodwill and intangibles assets acquired after June 30, 2001, which will be subject immediately to the non-amortization and amortization provisions.

     Beginning in the first quarter of 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $1.8 million, based on anticipated amortization for 2002. Amortization for the six months ended June 30, 2001 was $889,000. As of June 30, 2001, unamortized goodwill was approximately $4.1 million.

 3. RESTRUCTURING CHARGE AND ASSET IMPAIRMENT

     In April 2001, the Company's Board of Directors approved a restructuring plan that would align the Company's expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, the Company recorded a restructuring charge of $34.1 million for the lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements.

     In conjunction with the restructuring plan, the Company decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million, comprised of a sublease loss, broker commissions and other facility costs, and an asset impairment charge of $20.9 million. To determine the sublease loss, the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms (3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). The Company has estimated that the high end of the lease loss could be $55 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

     The Company recorded $1.5 million in costs associated with severance and related benefits. The Company reduced its headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. The Company expects to save an estimated $8.0 million annually of salary and related benefits as a result of this reduction in headcount. In addition, the real estate restructuring plan is expected to lower facilities expenses which would have been incurred had the Company occupied the new leased facility.

     The restructuring charge as of June 30, 2001 is as follows (in millions):

                                                           Severance
                                                 Lease    and Related        Total
                                                  Loss     Benefits      Restructuring
Total charge in second quarter 2001              $32.6        $1.5           $34.1
Amount utilized in second quarter 2001           $   0        $1.2           $ 1.2
                                                 -----        ----           -----
Accrual balance at June 30, 2001                 $32.6        $0.3           $32.9


     Total cash outlay for the restructuring plan is expected to be $34.1 million, with $32.9 million accrued at June 30, 2001 and $1.2 million paid out in the three months ended June 30, 2001. The Company expects $8.0 million of the lease loss to be paid out over the next twelve months, and the remaining $24.6 million to be paid out over the remaining life of the lease of approximately 11 years. The Company expects the $300,000 of employee severance and related benefits to be paid out by December 31, 2001.

 4. NET LOSS PER SHARE

     Historical net loss per share has been calculated under SFAS No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options and warrants are antidilutive. The total number of shares excluded from diluted net loss per share was 6,557,000 for the three months ended June 30, 2001 and 6,816,000 for the six months ended June 30, 2001. The total number of shares excluded from diluted net loss per share was 4,992,000 for the three months ended June 30, 2000 and 14,910,000 for the six months ended June 30, 2000.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                              ----------------------      ----------------------
                                                2001          2000          2001          2000
                                              --------      --------      --------      --------
Net loss ................................     $(68,137)     $ (5,667)     $(81,774)     $(12,876)
                                              ========      ========      ========      ========
Basic:
  Weighted average shares of common stock
   outstanding ..........................       32,671        26,841        32,517        15,252
  Less: Weighted average shares of common
   stock subject to repurchase ..........         (271)         (905)         (339)         (452)
                                              --------      --------      --------      --------
Weighted average shares used in computing
 basic and diluted net loss per share ...       32,400        25,936        32,178        14,800
                                              ========      ========      ========      ========
Basic and diluted net loss per share ....     $  (2.10)     $  (0.22)     $  (2.54)     $  (0.87)
                                              ========      ========      ========      ========

 5. NON-CASH COMPENSATION AND OTHER NON-CASH EXPENSES

     In connection with the grant of certain stock options to employees through March 31, 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. The Company recorded amortization of deferred compensation of $592,000 and $1.2 million for the three and six months ended June 30, 2001 and $1.1 million and $2.2 million for the three and six months ended June 30, 2000, relating to approximately 3,152,000 options with a weighted average exercise price of $8.58.

     In connection with the SpeechFront acquisition, the Company recorded deferred compensation of $4.1 million. This amount is part of the purchase agreement and is payable to the founders in common stock, approximately 38,710 shares, and contingent upon their continued employment. Approximately $871,000 and $1.8 million was amortized in the three and six months ended June 30, 2001 related to these deferred compensation amounts.

     In December 2000, the Company issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, the Company valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. The Company amortized $84,000 and $152,000 related to this warrant in the three and six months ended June 30, 2001. In the three months ended June 30, 2001, the Company received an invoice for $72,000 from this customer and reduced the warrant expense for the period by this amount.

     The Company expects to amortize $5.8 million, $1.8 million and $500,000 of non-cash compensation and other expenses in 2001, 2002 and 2003, respectively.

 6. PURCHASED TECHNOLOGY

     The Company entered into an agreement with a third-party that gives the Company non-exclusive Intellectual Property Rights to software code. The Company has paid this third-party a $7.0 million license fee related to this agreement. $2.5 million of this fee was paid in the three months ended March 31, 2001 and $4.5 million was paid in the three months ended June 30, 2001. This license fee is being amortized to research and development expense during the development stage and thereafter as cost of revenue over a period of five years, and $350,000 and $525,000 was amortized in the three and six months ended June 30, 2001, respectively.

 7. ACQUISITION

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

     At the time of the acquisition, SpeechFront's remaining tasks were approximately 35 percent complete based on engineering man-month data and technological progress. As of June 30, 2001, these tasks were 75% complete and are expected to be complete by September 30, 2001. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and Nuance may not realize the financial benefits expected from the projects. The Company is not disclosing pro forma financial information for the quarter ending June 30, 2000 due to the immateriality of differences between actual and pro forma results.

 8. SEGMENT REPORTING

     The Company has two operating segments: licenses and services. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statements of operations. The Company does not track expenses nor derive profit or loss based on these segments.

     Sales of licenses and services through June 30, 2001 occurred through resellers and direct sales representatives located in the Company's headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally. For the three and six months ended June 30, 2001 no foreign country accounted for more than 10% of the Company's total revenue.

 9. COMMITMENTS

     The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. Future minimum lease payments under these agreements as of December 31, 2000, are as follows (in thousands):

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
                                                              =======

     In May 2000, the Company entered into a lease for a new headquarters facility. The lease has an eleven-year term, beginning in August 2001, and provides for monthly rent payments starting at approximately $600,000. An $11.0 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the restructuring plan (see note 3), the Company decided not to occupy this new leased facility. The facility will be subleased and the sublease income will be used to offset rental payments.

 10. LITIGATION

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

     In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

     In August 2001, a complaint styled Atlas v. Nuance Communications, No. 01 CIV. 7344, was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between April 12, 2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits concerning more than 100 other companies' initial public offerings have been filed this year. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

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

     This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions, future capital requirements and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Factors that affect future results" and elsewhere in this Report on Form 10-Q. In particular, see "Factors that affect future results - Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate."

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

     On March 15, 2001, we announced our revised expectations for our first quarter financial results based upon our then-current outlook, including a revenue shortfall and a larger than expected net loss for the quarter due to general economic conditions which have led customers and customer prospects to postpone capital investment in Nuance products and service offerings based on Nuance products. On April 19, 2001, we announced that the trends seen in the first quarter were expected to continue in the second quarter as a result of a continuing weak economic environment. We are not certain when the economic environment will improve. The foregoing was a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act; see page 9 of this Report on Form 10-Q.

     In April 2001, we announced a restructuring plan that reduced our workforce by approximately 80 employees. In connection with that reduction, we recorded a lease loss and a tenant improvement asset impairment (see note 3). These charges are being recorded to align our cost structure with changing market conditions and to create a more efficient organization. They are recorded in the quarter ending June 30, 2001.

RESULTS OF OPERATIONS:

     The following table sets forth, for the period's indicated, the percentage of net revenue represented by certain items in our statements of operations for the three and six months ended June 30, 2001 and 2000.

                                          THREE MONTHS            SIX MONTHS
                                          ENDED JUNE 30,         ENDED JUNE 30,
                                        ----------------        ----------------
                                        2001       2000         2001        2000
                                        ----       ----         ----        ----
Revenue:
  License............................    50%         72%          51%         74%
  Service........................ ...    50          28           49          26
                                        ----        ---         ----         ---
          Total revenue..............   100         100          100         100
Cost of revenue:
  License............................    --          --           --          --
  Service............................    42          18           43          19
                                        ----        ---         ----         ---
          Total cost of revenue......    42          18           43          19
                                        ----        ---         ----         ---
Gross Margin.........................    58          82           57          81
Operating expenses:
  Sales and marketing(1)..............  103          67          105          74
  Research and development(1).........   51          39           49          46
  General and administrative(1).......   36          22           34          21
  Amortization of intangibles.........    5          --            5          --
  Non-cash compensation expense.......   15          10           15          11
  Restructuring charge and asset
    impairment .......................   550         --          262          --
                                        ----        ---         ----         ---
          Total operating expenses....   760        138          470         152
                                        ----        ---         ----         ---
Loss from operations..................  (702)       (56)        (413)        (71)
Interest and other income, net........   23          10           25           7
                                        ----        ---         ----         ---
Loss before provision for income
  taxes................................ (679)       (46)        (388)        (64)
Provision for income taxes.............   2           1            1           1
                                        ----        ---         ----         ---
          Net loss..................... (681)%      (47)%       (389)%       (65)%
                                        ====        ===         ====         ===

--------------
(1) Percentages are net of non-cash compensation and other non-cash expenses

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

  Revenue

     Total revenue for the three months ended June 30, 2001 was $10.0 million, compared with $12.0 million in the three months ended June 30, 2000, a decrease of 17%. Total revenue for the six months ended June 30, 2001 was $21.0 million, compared with $19.9 million in the six months ended June 30, 2000, an increase of 5%.

     License revenue for the three months ended June 30, 2001 was $5.0 million, compared with $8.7 million in the three months ended June 30, 2000, a decrease of 42%. License revenue for the six months ended June 30, 2001 was $10.7 million, compared with $14.7 million in the six months ended June 30, 2000, a decrease of 27%. The decline in license revenue was due to an uncertain economic environment that caused customers to delay purchases in the six months ended June 30, 2001. License revenue represented 50% and 51% of total revenue for the three and six months ended June 30, 2001 and 72% and 74% of total revenue for the three and six months ended June 30, 2000.

     Service revenue for the three months ended June 30, 2001 was $5.0 million, compared with $3.3 million for the three months ended June 30, 2000, an increase of 50%. Service revenue for the six months ended June 30, 2001 was $10.3 million, compared with $5.2 million for the six months ended June 30, 2000, an increase of 98%. This increase in service revenue was due primarily to growth in professional services headcount, which enabled completion of more professional services projects. Service revenue represented 50% and 49% of total revenue for the three and six months ended June 30, 2001 and 28% and 26% of total revenue for the three and six months ended June 30, 2000.

  Cost of Revenue

     Cost of service revenue for the three months ended June 30, 2001 was $4.2 million, compared with $2.1 million in the three months ended June 30, 2000, an increase of 99%. Cost of service revenue for the six months ended June 30, 2001 was $9.1 million, compared with $3.7 million for the six months ended June 30, 2000, an increase of 145%. The increase was due to hiring approximately 46 additional personnel in the professional services, technical support and training groups. The service margin decreased due to lower service revenue than originally anticipated. Cost of service revenue as a percentage of service revenue was 85% and 88% in the three and six months ended June 30, 2001 and 64% and 71% for the three and six months ended June 30, 2000. We anticipate that cost of service revenue will remain relatively constant in absolute dollars, although cost of service revenue will vary as a percentage of service and total revenue from period to period.

  Operating Expenses

     Sales and Marketing -- Sales and marketing expenses primarily consist of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses for the three months ended June 30, 2001 were $10.3 million, compared with $8.1 million in the three months ended June 30, 2000, an increase of 28%. Sales and marketing expenses for the six months ended June 30, 2001 were $22.1 million, compared with $14.8 million for the six months ended June 30, 2000, an increase of 49%. This increase was attributable to the addition of approximately 42 sales and marketing personnel, an increase in our allowance for bad debt and increases in marketing costs and external consultants. As a percentage of total revenue, sales and marketing expenses were 103% and 105% in the three and six months ended June 30, 2001, and 67% and 74% in the three and six months ended June 30, 2000. Due to the more challenging economic environment, we anticipate that sales and marketing expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

     Research and Development -- Research and development expenses primarily consist of compensation and related costs for research and development personnel and contractors. Research and development expenses for the three months ended June 30, 2001 were $5.1 million, compared with $4.7 million in the three months ended June 30, 2000, an increase of 8%. Research and development expenses for the six months ended June 30, 2001 were $10.3 million, compared with $9.1 million in the six months ended June 30, 2000, an increase of 13%. This increase was primarily attributable to the amortization expense of a license fee paid to a third party (see note 6). As a percentage of total revenue, research and development expenses were 51% and 49% in the three and six months ended June 30, 2001, and 39% and 46% in the three and six months ended June 30, 2000. Due to the more challenging economic environment, we anticipate that research and development expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

     General and Administrative -- General and administrative expenses primarily consist of compensation and related costs for administrative personnel, legal services, accounting services and other general corporate expenses. General and administrative expenses for the three months ended June 30, 2001 were $3.7 million, compared with $2.6 million in the three months ended June 30, 2000, an increase of 39%. General and administrative expenses for the six months ended June 30, 2001 were $7.2 million, compared with $4.3 million in the six months ended June 30, 2000, an increase of 67%. The increase was largely due to the addition of approximately 13 administrative personnel and increased legal and professional fees. The additional expenses enhanced the Company's administrative infrastructure to strengthen controls and accommodate growth. As a percentage of total revenue, general and administrative expenses were 37% and 34% in the three and six months ended June 30, 2001 and 22% and 21% in the three and six months ended June 30, 2000. Due to the more challenging economic environment, we expect that general and administrative expenses will remain relatively constant in absolute dollars, however, we expect that these expenses will vary as a percentage of total revenue from period to period.

     Amortization of Intangibles -- Goodwill and other acquired intangible assets of $5.5 million were recorded in connection with the acquisition of SpeechFront in November 2000 and are being amortized over their useful lives of 18 to 36 months. Amortization of intangibles was $477,000 and $955,000 for the three and six months ended June 30, 2001. There was no amortization of intangibles for the three and six months ended June 30, 2000.

     Non-Cash Compensation -- In connection with the grant of certain stock options to employees through March 31, 2000, we recorded deferred stock compensation within stockholders' equity of $8.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. We recorded amortization of deferred compensation of $592,000 and $1.2 million for the three and six months ended June 30, 2001 and $1.1 million and $2.2 million for the three and six months ended June 30, 2000, relating to approximately 3,152,000 options with a weighted average exercise price of $8.58.

     In connection with the SpeechFront acquisition, we recorded deferred compensation of $4.1 million. This amount is part of the purchase agreement and is payable to the founders in common stock, approximately 38,710 shares, and contingent upon their continued employment. Approximately $871,000 and $1.8 million was amortized in the three and six months ended June 30, 2001 related to these deferred compensation amounts.

     In December 2000, we issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. We amortized $84,000 and $152,000 related to this warrant in the three and six months ended June 30, 2001. In the three months ended June 30, 2001, we received an invoice for $72,000 from this customer and reduced the warrant expense for the period by this amount.

     The Company expects to amortize $5.8 million, $1.8 million and $500,000 of non-cash compensation and other non-cash expenses in 2001, 2002 and 2003, respectively.

     Restructuring Charge and Asset Impairment - For the three and six months ended June 30, 2001, we recorded a restructuring charge of $34.1 million for the lease loss and severance costs and an asset impairment charge of $20.9 million. In April 2001, our Board of Directors approved a restructuring plan that would align our expenses with revised anticipated demand and create a more efficient organization.

     In conjunction with the restructuring plan, we decided not to occupy a new leased facility. Our decision has resulted in a lease loss of $32.6 million, comprised of a sublease loss, broker commissions and other facility costs, and an asset impairment charge of $20.9 million. To determine the sublease loss, the loss after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms (3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). We have estimated that the high end of the lease loss could be $55 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

     We recorded $1.5 million in costs associated with severance and related benefits. We reduced our headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. We expect to save an estimated $8.0 million annually of salary and related benefits as a result of this reduction in headcount. In addition, the real estate restructuring plan is expected to lower facilities expenses which would have been incurred had we occupied the new leased facility.

     Total cash outlay for the restructuring plan is expected to be $34.1 million, with $32.9 million accrued at June 30, 2001 and $1.2 million paid out in the three months ended June 30, 2001. We expect $8.0 million of the lease loss to be paid out over the next twelve months, and the remaining $24.6 million to be paid out over the remaining life of the lease of approximately 11 years. We expect the $300,000 of employee severance and related benefits to be paid out by December 31, 2001.

  Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest and other income, net was $2.3 million in the three months ended June 30, 2001 and $1.2 million in the three months ended June 30, 2000, an increase of 98%. Interest and other income, net was $5.3 million in the six months ended June 30, 2001 and $1.5 million in the six months ended June 30, 2000, an increase of 257%. The increase was due to higher interest income, which was earned on the cash received from our initial public offering and follow-on public offering in 2000.

  Provision for Income Taxes

     We have incurred operating losses for all periods from inception through June 30, 2001 and therefore have not recorded a provision for federal income taxes for any period through June 30, 2001. We recorded income tax expense relating to foreign taxes of $153,000 and $303,000 for the three and six month periods ended June 30, 2001, respectively, and $146,000 for the three and six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     From inception to our initial public offering, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million through March 31, 2000 and, to a lesser extent, from bank financing. On April 18, 2000, the Company raised approximately $80.3 million through the completion of its initial public offering of common stock. On October 2, 2000, the Company raised approximately $144.0 million through the completion of its follow-on public offering. As of June 30, 2001, we had cash and cash equivalents aggregating $190.9 million.

     Our operating activities used cash of $10.2 million for the six months ended June 30, 2001, and used cash of $10.8 million during the six months ended June 30, 2000. This negative operating cash flow in the six months ended June 30, 2001 resulted principally from our net loss, partially offset by a decrease in accounts receivable and an increase in the restructuring accrual and the tenant improvement asset impairment. The negative operating cash flow in the six months ended June 30, 2000 resulted principally from our net losses and increases in accounts receivable, prepaid expenses and other assets. These factors were partially offset by increases in accrued liabilities and deferred revenue.

     Investing activities used cash of $22.6 million during the six months ended June 30, 2001, and $3.6 million during the six months ended June 30, 2000. Our use of cash in investing activities for the six months ended June 30, 2001 resulted from additions to property and equipment and purchased technology, partially offset by maturities of short-term securities. The use of cash for the six months ended June 30, 2000 resulted from the net purchases of short-term investments, a long-term investment and additions to property and equipment, partially offset by the maturities of short-term securities. We plan to spend approximately $900,000 in capital expenditures during the rest of 2001.

     Our financing activities generated cash of $4.8 million during the six months ended June 30, 2001, and $85.0 million for the six months ended June 30, 2000. The generation of cash for the six months ended June 30, 2001 was primarily the result of proceeds from the exercise of employee stock options and employee stock purchase plan contributions from employees. The generation of cash for the six months ended June 30, 2000 was largely the result of proceeds from the completion of our initial public offering.

     Our capital requirements depend on numerous factors. Through fiscal year 2001, we will be holding headcount relatively constant. We believe that our current cash and cash equivalents and our borrowing capacity will be sufficient to fund our activities for the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees; to develop new or enhance existing products or services; to respond to competitive pressures; to pay litigation costs in excess of our insurance policy, or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

                       FACTORS THAT AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred losses since our inception, including a loss of approximately $68.1 million in the three months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $139.1 million. We expect to have net losses and negative cash flow for at least the next 12 months. We expect to spend significant amounts to enhance our products and technologies and expand international sales and operations. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR ABILITY TO ACCURATELY FORECAST OUR QUARTERLY SALES IS LIMITED, OUR COSTS ARE RELATIVELY FIXED IN THE SHORT TERM AND WE EXPECT OUR BUSINESS TO BE AFFECTED BY SEASONALITY. AS A RESULT, OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. On March 15, 2001, we announced our revised expectations for our first quarter financial results based upon our then-current outlook, including a revenue shortfall and a larger than expected net loss for the quarter due to general economic conditions which have led customers and customer prospects to postpone capital investment in Nuance products and service offerings based on Nuance products. On April 19, 2001, we announced that the trends seen in the first quarter were expected to continue in the second quarter as a result of a continuing weak economic environment. We are not certain when the economic environment will improve. The foregoing was a forward-looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act; see page 10 of this Report on Form 10-Q. These quarterly variations are caused by a number of factors, including:

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

     The continued development of the market for our products also will depend upon the following factors:

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

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS.

     As a result of recent unfavorable economic conditions and reduced capital spending, it is possible that our sales will decline. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results and financial condition.

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

     In 1998, 31% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 56% in 1999 and to 72% in both 2000 and the six months ended June 30, 2001. We intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the continued viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

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

     We derive a significant portion of our revenue in each period from a limited number of customers. For example, in the three months ending June 30, 2001, five customers made up 40% of our total revenue, and one of those customers, acting as a reseller, accounted for approximately 23% of our total revenue.

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

     International sales represented approximately 18% of our revenue in 1998, 21% in 1999, 47% in 2000 and 42% in the six months ended June 30, 2001, and we anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total future revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

     Although we have filed multiple U.S. patent applications, we have currently only been issued a small number of patents. There is no guarantee that more patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be invalidated, circumvented or challenged. If challenged, our patents might not be upheld or their claims could be narrowed. Our intellectual property may not be adequate to provide us with competitive advantage or to prevent competitors from entering the markets for our products.

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

IF WE ARE UNABLE TO HIRE AND RETAIN SELECT PERSONNEL, OUR BUSINESS COULD BE HARMED.

     We intend to hire select personnel during the remainder of the year. Competition for these individuals can be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business. The decline in the value of our common stock may also make it more difficult to retain our employees.

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

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER NUANCE AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL STOCKHOLDERS.

     As of July 31, 2001, our executive officers and directors, their affiliates and other current principal stockholders together control approximately 20% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of Nuance, even when a change in control may be in the best interests of other stockholders. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, these controlling stockholders could cause us to enter into transactions or agreements which we would not otherwise consider.

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

For instance, in November 2000 we acquired SpeechFront, a Canadian company, and in February 2001, we acquired non-exclusive Intellectual Property Rights from a third-party. Any future acquisitions would be accompanied by risks such as:

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

OUR FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER NATURAL DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT, WHICH COULD REQUIRE US TO CURTAIL OR CEASE OPERATIONS.

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

  Interest Rate Risk

     As of June 30, 2001, we had cash and cash equivalents of $190.9 million. Any decline in interest rates over time would reduce our interest income from our cash and cash equivalents and short-term investments. Based upon our balance of cash and cash equivalents at June 30, 2001, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $950,000.

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

     In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

     In August 2001, a complaint styled Atlas v. Nuance Communications, No. 01 CIV. 7344, was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased our stock between April 12, 2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to our initial public offering of securities. The complaint brings claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits concerning more than 100 other companies' initial public offerings have been filed this year. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) No exhibits were filed during the quarter.

     (b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NUANCE COMMUNICATIONS

Date: August 14, 2001                        By:       /s/ GRAHAM SMITH
                                            ------------------------------------
                                                        Graham Smith
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)