Form 10-K/A
period 2000-12-31
NUANCE COMMUNICATIONS
filed 2001-10-19
CIK 1102556

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $847,014,546 as of December 31, 2000 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 32,158,875 shares of the Registrant's Common Stock issued and outstanding on December 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Nuance Communications, Inc.'s definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, held on May 8, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of Nuance Communications, Inc. ("Nuance") filed with the Securities and Exchange Commission April 2, 2001 (the "Form 10-K") for the purpose of amending Item 14 of Part IV of Nuance's Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California on October 19, 2001.

                              By:  /s/ Ronald Croen
                                   ---------------------------------------------
                                   Ronald Croen
                                   President and Chief Executive Officer


                                POWER OF ATTORNEY

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 ON FORM 10-K/A HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                   Signature                                         Title                                Date
                   ---------                                         -----                                ----
              /s/ Ronald Croen                    President, Chief Executive Officer and            October 19, 2001
---------------------------------------------     Director (Principal Executive Officer)
                  Ronald Croen

                      *                           Vice President and Chief Financial Officer        October 19, 2001
---------------------------------------------     (Principal Financial and Accounting
                  Graham Smith                    Officer)

                      *                           Director                                          October 19, 2001
---------------------------------------------
                 Curtis Carlson

                      *                           Director                                          October 19, 2001
---------------------------------------------
                  Vinton Cerf

                      *                           Director                                          October 19, 2001
---------------------------------------------
                  Yogen Dalal

                      *                           Director                                          October 19, 2001
---------------------------------------------
                 Irwin Federman

                      *                           Director                                          October 19, 2001
---------------------------------------------
                  Alan Herzig

                      *                           Director                                          October 19, 2001
---------------------------------------------
               Gary Morgenthaler

                      *                           Director                                          October 19, 2001
---------------------------------------------
                 Philip Quigley

              /s/ Ronald Croen
---------------------------------------------
                  Ronald Croen
               Power of Attorney

                                  EXHIBIT INDEX

Exhibit Number                          Description
--------------                          -----------

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

     4.3(1)      Warrant to Purchase Stock dated April 1, 1996 issued to Phoenix
                 Leasing.

     4.4*        Warrant to Purchase Stock dated December 4, 2000 issued to
                 OnStar Corporation.

     4.5*        Amendment to the Amended and Restated Investors' Rights
                 Agreement, dated as of October 1, 1999, among the Registrant and the parties named therein.

     4.6*        Exchange Agreement dated November 10, 2000 between Registrant,
                 1448451 Ontario, Inc., Shawn Griffin, William Love and Warren
                 Gallagher.

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

    10.10(1)     Loan and Security Agreement dated June 23, 1999, between
                 Registrant and Silicon Valley Bank.

    10.11(1)(5)  License Agreement dated December 20, 1994, by and between
                 Registrant and SRI International.

    10.12(1) Form of Stock Option Agreement entered into between Registrant and Brian Danella, Paul Scott and Donna Allen Taylor.

    10.13(1)     Amendment dated August 23, 1995 to License Agreement dated
                 December 20, 1994 by and between Registrant and SRI
                 International.

    10.14(3) Lease Agreement dated May 5, 2000 and related agreements by and between Registrant and Pacific Shares Development LLC.

    10.15(4) Addendum dated August 9, 2000 to Memorandum of Lease Agreement dated January 1, 2000, by and between Registrant and Societe en
                 Commandite Duke-Wellington.

Exhibit Number                          Description
--------------                          -----------
    10.16(5)     Value-Added Reseller Agreement dated August 31, 2000, by and between Registrant and Nortel Networks Limited.

    11.1* Statement of computation of net loss per share and pro forma net loss per share (included in Note 2 to Notes to Financial
                 Statements).

    21.1*        Subsidiaries of the Registrant.

    23.1*        Consent of Arthur Andersen LLP, Independent Public Accountants.

    24.1*        Power of Attorney (see pages II-6 and II-7).

--------------------------
*    Previously filed.

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