Form 10-Q
period 2001-09-30
NUANCE COMMUNICATIONS
filed 2001-11-14
CIK 1102556

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

32,881,250 shares of the registrant's common stock, $0.01 par value, were outstanding as of October 31, 2001.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

                          FORM 10-Q, SEPTEMBER 30, 2001

                                    CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                       PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets:
         September 30, 2001 and December 31, 2000....................    1
         Consolidated Statements of Operations:
         Three and nine months ended September 30, 2001 and 2000.....    2
         Consolidated Statements of Cash Flows:
         Nine months ended September 30, 2001 and 2000...............    3
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   19

                        PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   19
Item 6.  Exhibits and Reports on Form 8-K............................   19
SIGNATURES...........................................................   20

                    NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                   September 30,     December 31,
                                                                       2001             2000
                                                                   -------------     ------------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                                          $ 184,213        $ 219,047
  Short-term investments                                                    --            8,728
  Accounts receivable, net of allowance for doubtful
     accounts of $1,424 and $1,823, respectively                         7,353           19,106
  Prepaid expenses and other current assets                              5,080            4,280
                                                                     ---------        ---------
          Total current assets                                         196,646          251,161
  Property and equipment, net                                           10,066            9,414
  Intangible assets                                                      3,783            5,217
  Other assets                                                          18,501           13,546
                                                                     ---------        ---------
          Total assets                                               $ 228,996        $ 279,338
                                                                     =========        =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                         --               12
  Accounts payable                                                       1,239            1,649
  Accrued liabilities                                                   14,868           12,389
  Restructuring accrual                                                  8,977               --
  Deferred revenue                                                      12,041           10,745
                                                                     ---------        ---------
          Total current liabilities                                     37,125           24,795
  Long-term debt, less current portion                                      --               32
  Restructuring accrual                                                 22,385               --
  Other liabilities                                                         --            2,520
                                                                     ---------        ---------
          Total liabilities                                             59,510           27,347
                                                                     ---------        ---------
Commitments (Note 9)
Stockholders' Equity:
Common stock, $.001 par value, 50,000,000 shares
  authorized; 32,879,188 shares and 32,158,875 shares
  issued and outstanding, respectively                                      33               32
  Additional paid-in capital                                           323,266          316,958
  Deferred stock compensation                                           (3,188)          (7,636)
  Accumulated other comprehensive loss                                    (129)             (16)
  Accumulated deficit                                                 (150,496)         (57,347)
                                                                     ---------        ---------
          Total stockholders' equity                                   169,486          251,991
                                                                     ---------        ---------
          Total liabilities and stockholders' equity                 $ 228,996        $ 279,338
                                                                     =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                    NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                 Three Months          Nine Months
                                             Ended September 30,   Ended September 30,
                                             -------------------   --------------------
                                               2001       2000       2001        2000
                                             --------    -------   --------    --------
Revenue:
  License                                    $  5,065    $10,465   $ 15,757    $ 25,185
  Service.................................      4,116      3,995     14,437       9,219
                                             --------    -------   --------    --------
    Total revenue.........................      9,181     14,460     30,194      34,404
                                             --------    -------   --------    --------
Cost of revenue:
  License.................................        --          40        --           53
  Service.................................      3,502      3,055     12,612       6,780
                                             --------    -------   --------    --------
    Total cost of revenue.................      3,502      3,095     12,612       6,833
                                             --------    -------   --------    --------
  Gross profit............................      5,679     11,365     17,582      27,571
                                             --------    -------   --------    --------
Operating expenses:
  Sales and marketing (1) ................      8,822      8,493     30,934      23,332
  Research and development (1) ...........      4,360      5,283     14,687      14,406
  General and administrative (1) .........      3,089      2,502     10,256       6,800
  Amortization of intangibles.............        478        --       1,433         --
  Non-cash compensation expense...........      1,763      1,138      4,829       3,292
  Restructuring charge and asset
    impairment............................        --         --      55,028         --
                                             --------    -------   --------    --------
    Total operating expenses..............     18,512     17,416    117,167      47,830
                                             --------    -------   --------    --------
Loss from operations......................    (12,833)    (6,051)   (99,585)    (20,259)
  Interest and other income, net..........      1,675      1,529      6,956       3,007
                                             --------    -------   --------    --------
  Loss before provision for income taxes..    (11,158)    (4,522)   (92,629)    (17,252)
  Provision for income taxes..............        218         85        521         231
                                             --------    -------   --------    --------
    Net loss..............................   $(11,376)   $(4,607)  $(93,150)   $(17,483)
                                             ========    =======   ========    ========
Basic and diluted net loss per share......    $ (0.35)   $ (0.15)   $ (2.88)   $  (0.88)
                                             ========    =======   ========    ========
Shares used to compute basic and diluted
 net loss per share.......................     32,646     29,797     32,334      19,799
                                             ========    =======   ========    ========

(1) Excludes non-cash compensation and other non-cash expenses as follows:

    Sales and marketing...................   $    810    $   243   $  1,922    $    703
    Research and development..............   $    760    $   523   $  2,307    $  1,513
    General and administrative............   $    193    $   372   $    600    $  1,076
                                             --------    -------   --------    --------
                                             $  1,763    $ 1,138   $  4,829    $  3,292




The accompanying notes are an integral part of these consolidated financial statements.

                    NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                ------------------------
                                                                  2001           2000
                                                                ---------      ---------
Cash flows from operating activities:
  Net loss ................................................     $ (93,150)     $ (17,483)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Tenant improvement asset impairment ..................        20,898             --
     Depreciation and amortization ........................         3,284          1,762
     Amortization of intangibles ..........................         1,433             --
     Non-cash compensation and other expenses .............         4,829          3,292
     Provision for doubtful accounts ......................           686            387
     Changes in operating assets and liabilities:
     Accounts receivable ..................................        11,067         (7,593)
     Prepaid expenses and other assets ....................         1,607         (2,814)
     Accounts payable .....................................          (410)          (512)
     Restructuring accrual ................................        31,362             --
     Accrued and other liabilities ........................           (40)         5,520
     Deferred revenue .....................................         1,296          2,279
                                                                ---------      ---------
          Net cash used in operating activities ...........       (17,138)       (15,162)
                                                                ---------      ---------
Cash flows from investing activities:

  Purchase of marketable securities .......................            --        (19,485)
  Purchase of long-term investment ........................            --        (11,273)
  Maturities of marketable securities .....................         8,728         30,722
  Purchases of property and equipment .....................       (24,921)        (6,432)
  Disposals of property and equipment .....................            87             --
  Purchased technology ....................................        (7,000)            --
                                                                ---------      ---------
          Net cash used in investing activities ...........       (23,106)        (6,468)
                                                                ---------      ---------
Cash flows from financing activities:

  Proceeds from issuance of common stock ..................            --         80,341
  Repurchase of common stock ..............................          (365)            (8)
  Proceeds from exercise of stock options .................         3,583          5,813
  Proceeds from ESPP ......................................         2,349             --
  Proceeds from exercise of Series D warrant ..............            --          1,000
  Repayment of borrowings .................................           (44)        (2,098)
                                                                ---------      ---------
          Net cash provided by financing activities .......         5,523         85,048
                                                                ---------      ---------
  Effect of exchange rate fluctuations on cash and cash
     equivalents ..........................................          (113)           (37)
  Net increase (decrease) in cash and cash equivalents ....       (34,834)        63,381
  Cash and cash equivalents, beginning of period ..........       219,047         18,073
                                                                ---------      ---------
  Cash and cash equivalents, end of period ................     $ 184,213      $  81,454
                                                                =========      =========
Supplementary disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $       28     $      78
     Income taxes...........................................    $       60     $      --

Supplementary disclosure of non-cash transaction:
  Issuance of warrant.......................................    $      526     $      --


The accompanying notes are an integral part of these consolidated financial statements.

                    NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Nuance Communications, Inc. (the Company) in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement became effective for the Company on January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of these statements did not have a material impact on the Company's financial position or results of operations.

On June 29, 2001, the FASB approved for issuance SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired subsequent to June 30, 2001 will not be subject to amortization.

Nuance Communications will apply SFAS 141 to business combinations initiated after June 30, 2001. SFAS 142 is effective beginning in the first quarter of 2002 with the exception of goodwill and intangibles assets acquired after June 30, 2001, which will be subject immediately to the non-amortization and amortization provisions.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the requirements of SFAS 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 eliminates goodwill from its scope, therefore it does not require goodwill to be allocated to long-lived assets. SFAS 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The statement is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management is currently assessing the provisions of this statement to determine their impact on the Company's consolidated results of operations and financial position.

Beginning in the first quarter of 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $1.8 million, based on anticipated amortization for 2002. Amortization for the nine months ended September 30, 2001 was approximately $1.4 million. As of September 30, 2001, unamortized goodwill was approximately $3.7 million.

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

In conjunction with the restructuring plan, the Company decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million, comprised of a sublease loss, broker commissions and other facility costs, and an asset impairment charge of $20.9 million. To determine the sublease loss, the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms (3) sublease rates. The lease loss is an estimate under SFAS No. 5 Accounting for Contingencies and represents the low end of the range and will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). The Company has estimated that the high end of the lease loss could be $55 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

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

The restructuring charge as of September 30, 2001 is as follows (in millions):

                                                             Severance
                                                   Lease    and Related        Total
                                                   Loss       Benefits     Restructuring
                                                   -----    -----------    -------------
  Total charge in second quarter 2001              $32.6        $1.5           $34.1
  Amount utilized in second quarter 2001           $   0        $1.2           $ 1.2
                                                   -----        ----           -----
  Accrual balance at June 30, 2001                 $32.6        $0.3           $32.9
  Amount utilized in third quarter 2001            $ 1.4        $0.1           $ 1.5
                                                   -----        ----           -----
  Accrual balance at September 30, 2001            $31.2        $0.2           $31.4

Total cash outlay for the restructuring plan is expected to be $34.1 million, with $31.4 million accrued at September 30, 2001 and $2.7 million paid out through September 30, 2001. The Company expects $8.9 million of the lease loss to be paid out over the next twelve months, and the remaining $22.3 million to be paid out over the remaining life of the lease of approximately 10 years. The Company expects the remaining $200,000 of employee severance and related benefits accrual to be paid out by March 31, 2002.

4. NET LOSS PER SHARE

Historical net loss per share has been calculated under SFAS No. 128, Earnings Per Share. Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options and warrants are antidilutive. The total number of shares excluded from diluted net loss per share was 8,002,000 for the three months ended September 30, 2001 and 7,196,000 for the nine months ended September 30, 2001. The total number of shares excluded from diluted net loss per share was 5,857,000 for the three months ended September 30, 2000 and 11,892,000 for the nine months ended September 30, 2000.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                              ----------------------      ----------------------
                                                2001          2000          2001          2000
                                              --------      --------      --------      --------
Net loss ................................     $(11,376)     $ (4,607)     $(93,150)     $(17,483)
                                              ========      ========      ========      ========
Basic:
  Weighted average shares of common stock
   outstanding ..........................       32,842        30,554        32,625        20,353
  Less: Weighted average shares of common
   stock subject to repurchase ..........         (196)         (757)         (291)         (554)
                                              --------      --------      --------      --------
Weighted average shares used in computing
 basic and diluted net loss per share ...       32,646        29,797        32,334        19,799
                                              ========      ========      ========      ========
Basic and diluted net loss per share ....     $  (0.35)     $  (0.15)     $  (2.88)     $  (0.88)
                                              ========      ========      ========      ========

5. NON-CASH COMPENSATION AND OTHER NON-CASH EXPENSES

In connection with the grant of certain stock options to employees through March 31, 2000, the Company recorded deferred stock compensation within stockholders' equity of $8.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. The Company recorded amortization of deferred compensation of $592,000 and $1.8 million for the three and nine months ended September 30, 2001 and $1.1 million and $3.3 million for the three and nine months ended September 30, 2000, relating to approximately 3,152,000 options with a weighted average exercise price of $8.58.

In connection with the SpeechFront acquisition, the Company recorded deferred compensation of $4.1 million. This amount is part of the purchase agreement and is payable to the founders in common stock, approximately 38,710 shares, and contingent upon their continued employment. Approximately $871,000 and $2.6 million was amortized in the three and nine months ended September 30, 2001 related to these deferred compensation amounts.

In December 2000, the Company issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, the Company valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. The Company amortized $84,000 and $236,000 related to this warrant in the three and nine months ended September 30, 2001. In the nine months ended September 30, 2001, the Company received an invoice for $72,000 from this customer and reduced the warrant expense for the period by this amount. In the three months ended September 30, 2001, the Company did not receive any invoices from this customer and warrant expense was not reduced during this period.

In July 2001, an employee was terminated effective September 2001. The employee was allowed to continue to vest in their stock options which resulted in a pre tax non-cash compensation charge of $216,000 in accordance with the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

The Company expects to amortize $5.8 million, $1.8 million and $500,000 of non-cash compensation and other expenses in 2001, 2002 and 2003, respectively.

6. PURCHASED TECHNOLOGY

The Company entered into an agreement with a third-party that gives the Company non-exclusive Intellectual Property Rights to software code. The Company has paid this third-party a $7.0 million license fee related to this agreement. $2.5 million of this fee was paid in the three months ended March 31, 2001 and $4.5 million was paid in the three months ended June 30, 2001. This license fee is being amortized to research and development expense during the development stage and thereafter as cost of revenue over a period of five years, and $350,000 and $875,000 was amortized in the three and nine months ended September 30, 2001, respectively.

7. ACQUISITION

On November 10, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all the outstanding shares of SpeechFront Inc. (SpeechFront) for approximately $7.1 million, including acquisition costs of approximately $129,000. SpeechFront is a developer of voice instant messaging systems. The consideration included approximately 16,590 shares of the Company common stock valued at $1.7 million and cash of approximately $5.3 million. The purchase agreement contained additional payments, of approximately $4.1 million, to be made in common stock, approximately 38,710 shares, contingent upon the continued employment of the founders of SpeechFront. Maximum future payments, contingent solely on continued employment of the founders, is $1.7 million, approximately 16,590 shares, and is payable upon the eighteen month anniversary of the acquisition date. The remaining $2.4 million, approximately 22,120 shares, also relates to the continued employment of the founders, and is payable upon the twelve-month anniversary of the acquisition date, or earlier if certain performance milestones are achieved. The contingent payments will be accounted for as compensation expense over the term of the employment condition and not as part of the purchase price. Upon consummation of the acquisition, the Company established an escrow for these contingent payments. The allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value, which are subject to final adjustment, are as follows (in thousands):

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

At the time of the acquisition, SpeechFront's remaining tasks were approximately 35 percent complete based on engineering man-month data and technological progress. As of September 30, 2001, these tasks were 90% complete and are expected to be complete by December 31, 2001. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and Nuance may not realize the financial benefits expected from the projects. The Company is not disclosing pro forma financial information for the quarter ending September 30, 2000 due to the immateriality of differences between actual and pro forma results.

8. SEGMENT REPORTING

The Company has two operating segments: licenses and services. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statements of operations. The Company does not track expenses nor derive profit or loss based on these segments.

Sales of licenses and services through September 30, 2001 occurred through resellers and direct sales representatives located in the Company's headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

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
                                                              =======

In May 2000, the Company entered into a lease for a new headquarters facility. The lease has an eleven-year term, which began in August 2001, and provides for monthly rent payments starting at approximately $600,000. An $11.0 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the restructuring plan (see note 3), the Company decided not to occupy this new leased facility. The facility will be subleased and the sublease income will be used to offset rental payments.

In July 2001, the Company renewed its lease on one of its facilities in California. The lease has a three-year term, which began in August 2001, and provides for monthly rent payment of approximately $60,000. The Company will pay out a total of $2.2 million over the life of the lease, with $289,000 being paid in 2001, $701,000 being paid in 2002, $722,000 being paid in 2003 and $460,000 being paid in 2004.

10. LITIGATION

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. Those lawsuits have been consolidated and an amended complaint has been filed on behalf of a purported class of people who purchased the Company's stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. The Company believes that the allegations are without merit and intends to defend the litigation vigorously. An unfavorable resolution of this litigation could have a material adverse effect on the Company's business, results of operations, or financial condition.

In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

In August 2001, the first of a number of complaints was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased the Company's stock between April 12, 2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits concerning more than 180 other companies' initial public offerings have been filed this year. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

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

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, cash positions, future capital requirements and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in Factors that affect future results and elsewhere in this Report on Form 10-Q. In particular, see "Factors that affect future results - Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate" and "We are exposed to general economic conditions."

OVERVIEW:

We develop, market and support a voice interface software platform that makes the content and services of the Internet, telecommunications networks and enterprises accessible from any telephone. The software platform consists of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. We sell products and services through a combination of value-added resellers, original equipment manufacturers, systems integrators and directly to end users.

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

In April 2001, we announced a restructuring plan that reduced our workforce by approximately 80 employees. In connection with that reduction, we recorded a lease loss and a tenant improvement asset impairment (see note 3). These charges were recorded to align our cost structure with changing market conditions and to create a more efficient organization. They were recorded in the quarter ending June 30, 2001.

RESULTS OF OPERATIONS:

The following table sets forth, for the period's indicated, the percentage of net revenue represented by certain items in our statements of operations for the three and nine months ended September 30, 2001 and 2000.

                                           THREE MONTHS              NINE MONTHS
                                        ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                        -------------------       -------------------
                                         2001         2000         2001         2000
                                        ------       ------       ------       ------
Revenue:
  License..............................    55%          72%          52%          73%
  Service..............................    45           28           48           27
                                         ----         ----         ----         ----
          Total revenue................   100          100          100          100
Cost of revenue:
  License..............................    --           --           --           --
  Service..............................    38           21           42           20
                                         ----         ----         ----         ----
          Total cost of revenue........    38           21           42           20
                                         ----         ----         ----         ----
Gross Margin...........................    62           79           58           80
Operating expenses:
  Sales and marketing(1)...............    96           59          102           68
  Research and development(1)..........    48           37           49           42
  General and administrative(1)........    34           17           34           20
  Amortization of intangibles..........     5           --            5           --
  Non-cash compensation expense........    19            8           16            9
  Restructuring charge and asset
    impairment.........................    --           --          182           --
                                         ----         ----         ----         ----
          Total operating expenses.....   202          121          388          139
                                         ----         ----         ----         ----
Loss from operations...................  (140)         (42)        (330)         (59)
Interest and other income, net.........    18           11           23            9
                                         ----         ----         ----         ----
Loss before provision for income
  taxes................................  (122)         (31)        (307)         (50)
Provision for income taxes.............     2            1            2            1
                                         ----         ----         ----         ----
          Net loss.....................  (124)%        (32)%       (309)%        (51)%
                                         ====         ====         ====         ====

(1) Percentages are net of non-cash compensation and other non-cash expenses.


COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                     REVENUE

Total revenue for the three months ended September 30, 2001 was $9.2 million, compared with $14.5 million in the three months ended September 30, 2000, a decrease of 37%. Total revenue for the nine months ended September 30, 2001 was $30.2 million, compared with $34.4 million in the nine months ended September 30, 2000, a decrease of 12%.

License revenue for the three months ended September 30, 2001 was $5.1 million, compared with $10.5 million in the three months ended

September 30, 2000, a decrease of 52%. License revenue for the nine months ended September 30, 2001 was $15.8 million, compared with $25.2 million in the nine months ended September 30, 2000, a decrease of 37%. The decline in license revenue was due to an uncertain economic environment that caused customers to delay purchases in the nine months ended September 30, 2001. License revenue represented 55% and 52% of total revenue for the three and nine months ended September 30, 2001 and 72% and 73% of total revenue for the three and nine months ended September 30, 2000.

Service revenue for the three months ended September 30, 2001 was $4.1 million, compared with $4.0 million for the three months ended September 30, 2000, an increase of 3%. Service revenue for the nine months ended September 30, 2001 was $14.4 million, compared with $9.2 million for the nine months ended September 30, 2000, an increase of 57%. This increase in service revenue was due primarily to growth in professional services headcount, which enabled completion of more professional services projects. Service revenue growth has slowed as customers scaled back project implementations in light of general economic conditions. Service revenue represented 45% and 48% of total revenue for the three and nine months ended September 30, 2001 and 28% and 27% of total revenue for the three and nine months ended September 30, 2000.

                                 COST OF REVENUE

Cost of service revenue for the three months ended September 30, 2001 was $3.5 million, compared with $3.1 million in the three months ended September 30, 2000, an increase of 15%. Cost of service revenue for the nine months ended September 30, 2001 was $12.6 million, compared with $6.8 million for the nine months ended September 30, 2000, an increase of 86%. The increase was due to hiring approximately 20 additional personnel in the professional services, technical support and training groups. The service margin decreased due to a decline in professional services utilization rates. Cost of service revenue as a percentage of service revenue was 85% and 87% in the three and nine months ended September 30, 2001 and 76% and 74% for the three and nine months ended September 30, 2000. We anticipate that cost of service revenue will remain relatively constant in absolute dollars, although cost of service revenue will vary as a percentage of service and total revenue from period to period.

                               OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses primarily consist of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses for the three months ended September 30, 2001 were $8.8 million, compared with $8.5 million in the three months ended September 30, 2000, an increase of 4%. Sales and marketing expenses for the nine months ended September 30, 2001 were $30.9 million, compared with $23.3 million for the nine months ended September 30, 2000, an increase of 33%. This increase was attributable to the addition of approximately 20 sales and marketing personnel and increases in marketing costs and external consultants. As a percentage of total revenue, sales and marketing expenses were 96% and 102% in the three and nine months ended September 30, 2001, and 59% and 68% in the three and nine months ended September 30, 2000. Due to the more challenging economic environment, we anticipate that sales and marketing expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

Research and Development -- Research and development expenses primarily consist of compensation and related costs for research and development personnel and contractors. Research and development expenses for the three months ended September 30, 2001 were $4.4 million, compared with $5.3 million in the three months ended September 30, 2000, a decrease of 17%. Research and development expenses for the nine months ended September 30, 2001 were $14.7 million, compared with $14.4 million in the nine months ended September 30, 2000, an increase of 2%. The decrease in research and development expenses from the three months ended September 30, 2000 to the three months ended September 30, 2001 was primarily the result of the decrease of approximately five research and development personnel and the reduced use of external consultants. As a percentage of total revenue, research and development expenses were 48% and 49% in the three and nine months ended September 30, 2001, and 37% and 42% in the three and nine months ended September 30, 2000. Due to the more challenging economic environment, we anticipate that research and development expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

General and Administrative -- General and administrative expenses primarily consist of compensation and related costs for administrative personnel, legal services, accounting services and other general corporate expenses. General and administrative expenses for the three months ended September 30, 2001 were $3.1 million, compared with $2.5 million in the three months ended September 30, 2000, an increase of 23%. General and administrative expenses for the nine months ended September 30, 2001 were $10.3 million, compared with $6.8 million in the nine months ended September 30, 2000, an increase of 51%. The increase was largely due to the addition of approximately 10 administrative personnel and increased legal and professional fees. The additional expenses enhanced our administrative infrastructure to strengthen controls and accommodate growth. As a percentage of total revenue, general and administrative expenses were 34% in both the three and nine months ended September 30, 2001 and 17% and 20% in the three and nine months ended September 30, 2000. Due to the more challenging economic environment, we expect that general and administrative expenses will remain relatively constant in absolute dollars, however, we expect that these expenses will vary as a percentage of total revenue from period to period.

Amortization of Intangibles -- Goodwill and other acquired intangible assets of $5.5 million were recorded in connection with the acquisition of SpeechFront in November 2000 and are being amortized over their useful lives of 18 to 36 months. Amortization of intangibles was $478,000 and $1.4 million for the three and nine months ended September 30, 2001. There was no amortization of intangibles for the three and nine months ended September 30, 2000.

Non-Cash Compensation -- In connection with the grant of certain stock options to employees through March 31, 2000, we recorded deferred stock compensation within stockholders' equity of $8.7 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options using an accelerated method of amortization. Under the accelerated method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services will be provided; however, the method results in a front-loading of the compensation expense. We recorded amortization of deferred compensation of $592,000 and $1.8 million for the three and nine months ended September 30, 2001 and $1.1 million and $3.3 million for the three and nine months ended September 30, 2000, relating to approximately 3,152,000 options with a weighted average exercise price of $8.58.

In connection with the SpeechFront acquisition, we recorded deferred compensation of $4.1 million. This amount is part of the purchase agreement and is payable to the founders in common stock, approximately 38,710 shares, and contingent upon their continued employment. Approximately $871,000 and $2.6 million were amortized in the three and nine months ended September 30, 2001 related to these deferred compensation amounts.

In December 2000, we issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. We amortized $84,000 and $236,000 related to this warrant in the three and nine months ended September 30, 2001. In the nine months ended September 30, 2001, we received an invoice for $72,000 from this customer and reduced the warrant expense for the period by this amount. In the three months ended September 30, 2001, we did not receive any invoices from this customer and warrant expense was not reduced for this period.

In July 2001, an employee was terminated effective September 2001. The employee was allowed to continue to vest in their stock options which resulted in a pre tax non-cash compensation charge of $216,000 in accordance with the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

We expect to amortize $5.8 million, $1.8 million and $500,000 of non-cash compensation and other non-cash expenses in 2001, 2002 and 2003, respectively.

Restructuring Charge and Asset Impairment - For the nine months ended September 30, 2001, we recorded a restructuring charge of $34.1 million for the lease loss and severance costs and an asset impairment charge of $20.9 million. In April 2001, our Board of Directors approved a restructuring plan that would align our expenses with revised anticipated demand and create a more efficient organization.

In conjunction with the restructuring plan, we decided not to occupy a new leased facility. Our decision has resulted in a lease loss of $32.6 million, comprised of a sublease loss, broker commissions and other facility costs, and an asset impairment charge of $20.9 million. To determine the sublease loss, the loss after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms (3) sublease rates. The lease loss is an estimate under SFAS No. 5 Accounting for Contingencies and represents the low end of the range and will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). We have estimated that the high end of the lease loss could be $55 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

We recorded $1.5 million in costs associated with severance and related benefits. We reduced our headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. We expect to save an estimated $8.0 million annually of salary and related benefits as a result of this reduction in headcount. In addition, the real estate restructuring plan is lowering facilities expenses which would have been incurred had we occupied the new leased facility.

Total cash outlay for the restructuring plan is expected to be $34.1 million, with $31.4 million accrued at September 30, 2001 and $2.7 million paid out through September 30, 2001. We expect $8.9 million of the lease loss to be paid out over the next twelve months, and the remaining $22.3 million to be paid out over the remaining life of the lease of approximately 10 years. We expect the remaining $200,000 of employee severance and related benefits accrual to be paid out by March 31, 2002.

                         INTEREST AND OTHER INCOME, NET

Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest and other income, net was $1.7 million in the three months ended September 30, 2001 and $1.5 million in the three months ended September 30, 2000, an increase of 10%. Interest and other income, net was $7.0 million in the nine months ended September 30, 2001 and $3.0 million in the nine months ended September 30, 2000, an increase of 131%. The increase was due to higher interest income, which was earned on the cash received from our initial public offering and follow-on public offering in 2000.

                           PROVISION FOR INCOME TAXES

We have incurred operating losses for all periods from inception through September 30, 2001 and therefore have not recorded a provision for federal income taxes for any period through September 30, 2001. We recorded income tax expense relating to foreign taxes of $218,000 and $521,000 for the three and nine month periods ended September 30, 2001, respectively, and $85,000 and $231,000 for the three and nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

From inception to our initial public offering, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million through March 31, 2000 and, to a lesser extent, from bank financing. On April 18, 2000, we raised approximately $80.3 million through the completion of its initial public offering of common stock. On October 2, 2000, we raised approximately $144.0 million through the completion of its follow-on public offering. As of September 30, 2001, we had cash and cash equivalents aggregating $184.2 million.

Our operating activities used cash of $17.1 million for the nine months ended September 30, 2001, and used cash of $15.2 million during the nine months ended September 30, 2000. This negative operating cash flow in the nine months ended September 30, 2001 resulted principally from our net loss, partially offset by a decrease in accounts receivable and an increase in the restructuring accrual and the tenant improvement asset impairment. The negative operating cash flow in the nine months ended September 30, 2000 resulted principally from our net losses and increases in accounts receivable, prepaid expenses and other assets. These factors were partially offset by increases in accrued liabilities, deferred revenue and non-cash compensation and other expenses.

Investing activities used cash of $23.1 million during the nine months ended September 30, 2001, and $6.5 million during the nine months ended September 30, 2000. Our use of cash in investing activities for the nine months ended September 30, 2001 resulted from additions to property and equipment and purchased technology, partially offset by maturities of short-term securities. The use of cash for the nine months ended September 30, 2000 resulted from the net purchases of short-term investments, a long-term investment and additions to property and equipment, partially offset by the maturities of short-term securities. We plan to spend less than $500,000 in capital expenditures during the rest of 2001.

Our financing activities generated cash of $5.5 million during the nine months ended September 30, 2001, and $85.0 million for the nine months ended September 30, 2000. The generation of cash for the nine months ended September 30, 2001 was primarily the result of proceeds from the exercise of employee stock options and employee stock purchase plan contributions from employees. The generation of cash for the nine months ended September 30, 2000 was largely the result of proceeds from the completion of our initial public offering.

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

                       FACTORS THAT AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses since our inception, including a loss of approximately $11.4 million in the three months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $150.5 million. We expect to have net losses and negative cash flow for at least the next 12 months. We expect to spend significant amounts to enhance our products and technologies and expand international sales and operations. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE ARE CURRENTLY ENGAGED IN A SECURITIES CLASS ACTION LITIGATION, WHICH, IF IT RESULTS IN AN UNFAVORABLE RESOLUTION, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

We have been sued in various shareholder lawsuits in federal district court in California and New York (see Note 10:Litigation). We believe that the allegations against us are without merit and intend to defend the litigation vigorously. An unfavorable resolution of the lawsuits could have a material adverse effect on our business, results of operations, or financial condition.

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

In 1998, 31% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 56% in 1999, to 72% in 2000 and to 74% in the nine months ended September 30, 2001. We intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the continued viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMER ORDERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE DURING ANY GIVEN PERIOD. THE LOSS OF, OR DELAYS IN, A KEY ORDER COULD SUBSTANTIALLY REDUCE OUR REVENUE IN ANY GIVEN PERIOD AND HARM OUR BUSINESS.

We derive a significant portion of our revenue in each period from a limited number of customers. For example, in the three months ending September 30, 2001, five customers made up 42% of our total revenue, and one of those customers, acting as a reseller, accounted for approximately 12% of our total revenue.

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

International sales represented approximately 18% of our revenue in 1998, 21% in 1999, 47% in 2000 and 41% in the nine months ended September 30, 2001, and we anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total future revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

                               INTEREST RATE RISK

As of September 30, 2001, we had cash and cash equivalents of $184.2 million. Any decline in interest rates over time would reduce our interest income from our cash and cash equivalents and short-term investments. Based upon our balance of cash and cash equivalents at September 30, 2001, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $920,000.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. Those lawsuits have been consolidated and an amended complaint has been filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that these allegations are without merit and intend to defend the litigation vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

In August 2001, the first of a number of complaints was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased the Company's stock between April 12, 2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits concerning more than 180 other companies' initial public offerings have been filed this year. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) No exhibits were filed during the quarter.

(b) No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NUANCE COMMUNICATIONS


Date: November 14, 2001                By:  /s/       GRAHAM SMITH
                                          ------------------------------------
                                                      Graham Smith
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                                   Accounting Officer)