Form 10-K
period 2001-12-31
NUANCE COMMUNICATIONS
filed 2002-04-01
CIK 1102556

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________
                                    FORM 10-K

(Mark One)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                                       OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                        Commission file number: 000-30203

                           NUANCE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     94-3208477
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification Number)
         1005 Hamilton Court

          Menlo Park, California                                 94025
 (Address of principal executive offices)                     (Zip Code))

       Registrant's telephone number, including area code: (650) 847-0000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $232,551,146 as of December 31, 2001 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 33,198,051 shares of the Registrant's Common Stock issued and outstanding on December 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of Nuance Communications, Inc.'s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, tentatively scheduled to be held on May 23, 2002, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                    PART I

ITEM 1. BUSINESS

     The description of Nuance's business set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to statements regarding the timing of release of our products, the growth of our sales through distributors and the market for our products in general. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Company Risk Factors" and elsewhere in this Report on Form 10-K and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. In particular, see "Company Risk Factors -- Voice interface may not achieve widespread acceptance by businesses and telecommunications carriers, which could limit our ability to grow our business", "Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate" and "We depend on resellers for a significant portion of our sales. The loss of a key reseller, or their inability to resell our products and services, would limit our ability to sustain and grow our revenue".

Industry Background

     The use of the telephone - wireless and wireline - is increasing rapidly. By the year 2005 more than two billion telephones will be in use around the world according to market analysts Yankee Group. Because the telephone is a key way for businesses to connect with their customers, companies are actively seeking better ways to do business via telephone. For example in the area of customer care, they're eliminating confusing touchtone menus to improve customer service and satisfaction; they're reducing costs by automating tasks previously handled by human call center agents; and they're increasing revenues by delivering new products and enhanced services. Speech recognition, voice authentication and text-to-speech software products make these advances possible.

The Nuance Solution

     Nuance develops, markets and supports software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. This automation gives businesses the opportunity to increase customer satisfaction and reduce costs.

     Our software platform consists of software servers that run on industry-standard hardware and perform speech recognition, text-to-speech synthesis and voice authentication. Speech recognition is used to recognize what a person says, and through the use of natural language understanding, derives the meaning of what is said. Text-to-speech synthesis converts text, for example, from a database, an email, a web page or another document, into speech. Voice authentication verifies the identity of a speaker based on the unique qualities of that speaker's voice. We actively support industry standards and our software is designed to work with Voice eXtensible Markup Language referred to in this document as ("VoiceXML") the recognized industry standard language for the creation of voice-driven products and services. We also offer a range of consulting, support and education services that enable our customers and channel partners to develop voice-driven applications that use our software.

     Our products and services can create the following benefits for businesses:

     Increased Revenue Opportunities. By delivering their automated applications over the telephone through a voice user interface, businesses are able to increase their revenue opportunities by:

     . exploiting the relative ubiquity of the telephone to provide an increasingly mobile population of customers and employees with more convenient access to products, services and information;

     . reducing the number of callers that hang up because of the long wait to speak with customer service representatives; and

     . introducing new revenue-generating, value-added services such as voice dialing, automated personal agents and voice portals.

     Reduced Operational Costs. Our products and services reduce operating costs for businesses by increasing the availability and efficiency of customer contact centers. We believe that speech software can cut the average cost of inquiry handling to less than $0.35 per call, a substantial savings when compared to the average cost of a call handled by a customer service representative, which can cost $5.00 or more. Even for businesses which offer some services through a touch-tone interface, we believe a voice interface made possible through speech recognition can reduce the number of callers who elect to speak directly to a customer service representative, thereby significantly reducing overall customer contact costs.

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

     Enhanced Security. Our voice authentication software allows businesses to offer applications that are more secure, more personalized and more convenient for end users than traditional security methods such as personal identification numbers and account numbers. Just as individuals can be authenticated by their fingerprints, they also can be authenticated by their voiceprints. Our software can use a caller's voiceprint to authenticate his/her identity over the telephone with high reliability. An individual's voiceprint is less likely to be lost, stolen or shared than a password or a personal identification number. When implemented together with our speech recognition capabilities, voice authentication also increases the usability of an application by reducing the time and complexity of identifying and authenticating a caller. A caller can simply speak his telephone number or name and, while our speech recognition software recognizes what has been spoken, our voice authentication software authenticates the caller's identity.

Products and Services

     Our product line consists of our speech recognition, voice authentication and text-to-speech products. We also offer services to facilitate the development, implementation and support of applications operating with our software.

  Software Suite

     Nuance 8.0. The Nuance 8.0 software server provides speech recognition and natural language understanding capabilities, enabling recognition and understanding of both simple responses, such as "yes" and "no," and complex phrases, such as "buy 333 shares at 3 and 3/4." Nuance 8.0 is designed to operate on standard CPU hardware architectures and operating systems such as UNIX and Windows NT within a variety of leading telephony systems. The Nuance
8.0 software platform's distributed server architecture enables speech recognition to be performed on a single hardware server or on multiple hardware servers in a network. When used on multiple servers in a network, Nuance 8.0 efficiently balances the load of speech recognition requests across available servers and automatically compensates for a hardware or software failure on one or more of these servers.

     Nuance Verifier 3.0. The Nuance Verifier 3.0 software server uses voiceprinting capabilities for verifying the identity of a speaker. Users enroll voiceprints by speaking information requested by the application. The software is then able to authenticate the caller's claimed identity by comparing his speech to the previously enrolled voiceprint. Nuance Verifier is tightly integrated with Nuance 8.0 and operates within the same distributed architecture, allowing for the same software scalability and robustness. This integration provides a key point of differentiation for Nuance, since users can be recognized and authenticated simultaneously for the highest accuracy and security. For example, when a caller speaks his telephone number, our software will understand what phone number was spoken and use that same statement to authenticate the caller. We believe that Nuance Verifier's technology delivers a high degree of accuracy for voice authentication, which provides callers with high levels of security and convenience.

     Nuance Vocalizer 2.0. The Nuance Vocalizer 2.0 software server synthesizes text into speech. It delivers a high-quality natural-sounding and understandable voice interface to access information and services. This software enables companies to deploy new and complex applications, reading text from a variety of data sources and devices. Applications such as reading email, reviewing appointments from a desktop calendar, checking sales data or accessing stock quotes and bank accounts can be created with the Nuance Vocalizer product. Nuance Vocalizer 2.0 eliminates the jarring transition between recorded prompts and text-to-speech output in speech based applications with Speak As One(TM). Speak As One uses the same voice for text-to-speech synthesis as it uses for the recorded prompts in an application, creating a seamless caller experience. Nuance is the only speech technology provider that can deliver a complete, seamless voice user interface solution by combining synthesized speech with recorded human voice.

     Nuance Voice Web Server. The Nuance Voice Web Server is comprised of the Nuance speech recognition server and the Nuance VoiceXML interpreter. VoiceXML is a standards-based markup language which enables rapid development of speech applications. It is endorsed by the World Wide Web Consortium (W3C) as the industry standard and thus enables speech applications to leverage existing web infrastructure and developer communities. Just as HTML defines the display and delivery of text and images to PCs connected to the Internet, VoiceXML enables voice content to be delivered by phone. The Nuance VoiceXML interpreter is software that can process content developed in the VoiceXML language.

     Nuance Developer Tools. The Nuance Developer Tools facilitate the prototyping, development, deployment and optimization of voice interfaces for applications. These tools include V-Optimizer, a product that is used by developers to analyze and tune system performance, and V-Builder, a product that provides developers with the capability to create speech applications using VoiceXML.

  Services

We offer a range of services for implementation of applications using our software platform. We offer professional services for customer projects, and believe that our experience in the design and deployment of voice interface systems is of value to our customers and provides us with a competitive advantage. We draw on this experience to provide professional services that include prototype development, user interface design, grammar development, system testing, performance optimization and end-user acceptance studies. We offer maintenance to our customers which consists of upgrades and enhancements to our software and telephone support. We also offer technical support services for customers and developers to assist with development, integration and operation of our software products, as well as education services through our Speech University program.

Customers

     We sell our software to a broad range of companies and organizations, including those in the air travel, banking and brokerage, government services, healthcare, retail, telecommunications, and utilities. As of December 31, 2001, we had sold software and/or services to more than 500 corporate enterprises, government service organizations and telecommunications carriers around the world.

Sales and Marketing

     We sell our products both directly through a sales force and indirectly through third-party value added resellers, original equipment manufacturers, or "OEMs", voice application service providers, and systems integrators. As of December 31, 2001, we had 88 employees in sales and marketing serving the United States market and 46 employees in sales and marketing serving international markets. We also had sales offices in twelve different countries. International sales, as a percentage of total revenue, were 42% in 2001, 47% in 2000 and 21% in 1999.

     Our sales force focuses on generating demand for our products that is fulfilled either by Nuance directly or indirectly through our channel resellers. We believe that, as the market for speech software solutions continues to develop, sales through our indirect channel will represent a significant percentage of our sales.

     Our resellers increase our sales coverage worldwide and address the broad range of market and application opportunities for our software. In addition, these resellers provide end users of our software platform with access to additional resources to design, install and customize applications. Our five largest resellers based on revenue in 2001 were Nortel Networks, Edify (a subsidiary of S1 Corporation), Avaya, Syntellect and Intervoice-Brite. Nortel Networks accounted for more than 10% of total revenue for 2001, 2000 and 1999.

Marketing

     Our marketing programs are designed to create awareness for our products and services and support our direct and indirect sales efforts. We have implemented an integrated mix of marketing activities, including public relations, promotional events such as seminars and an annual user conference, demonstration systems, web sites and channel programs.

     As our channel is strategic to our growth, we intend to continue investing in providing our partners with the information, tools, and training that is required to make them successful.

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

Research and Development

     To remain competitive in the voice software industry, we must continue to develop highly accurate and efficient speech recognition, natural language understanding, voice authentication and text-to-speech products. Since our formation, we have invested significantly in developing and improving this core technology, the software architecture and related products. Our current research and development activities include improvements to recognition and verification accuracy, continued enhancements to the Nuance 8.0 software architecture to broaden functionality, improve software efficiency and expand integration options, and development of text-to-speech products. Our research and development expenses were $18.8 million in 2001, $20.2 million in 2000 and $11.8 million in 1999. As of December 31, 2001, we had 103 employees dedicated to research and development. We believe that new and timely development of products and technologies is important to our competitive position in the market and intend to continue to invest in research and development activities.

Competition

     A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the Voice Interface software market include IBM, Microsoft, Philips Electronics, SpeechWorks International, Veritel, Vocalis, T-NETIX and Scansoft. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

     We believe that the principal competitive factors affecting our market include the breadth and depth of solutions, product quality and performance, core technology, product scalability and reliability, product features, customer service, the ability to implement solutions, the value of a given solution, the creation of a base of referenceable customers and the strength and breadth of reseller and channel relationships. Although we believe that our solutions currently compete favorably with respect to these factors, particularly with respect to product quality and performance, our market is relatively new and is changing rapidly.

Intellectual Property

     We rely upon a combination of patent, copyright, trade secret and trademark laws as well as contractual protections to protect our intellectual property. We have filed multiple U.S. patent applications, resulting in the issuance of 5 patents, and we have taken steps to preserve our rights in various foreign countries. We have issued registrations and pending applications for our Nuance mark in the United States and in our key foreign markets. In addition, we have issued registrations and pending applications in the United States for most of our key products. Although we rely on patent, copyright, trade secret and trademark law and contractual protections to protect our technology, we believe that factors such as the technological and creative skills of our employees, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We cannot guarantee that others will not develop technologies that are similar or superior to our technology.

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

     The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management's attention and resources or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that our employees have improperly disclosed confidential or proprietary information to us. Any of these occurrences could harm our business. We may be increasingly subject to infringement claims as the number of, and features of, our products grow.

Employees

     As of December 31, 2001, we had 417 full time employees. From time to time, we also retain independent technical contractors and temporary employees. Except for three employees in Brazil, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

ITEM 1A. COMPANY RISK FACTORS

We have a history of losses. We expect to continue to incur losses and we may not achieve or maintain profitability.

     We have incurred losses since our inception, including a loss of approximately $110.4 million in the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of approximately $167.7 million. We expect to have net losses and negative cash flow for at least the next 12 months. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate.

     Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. For example, in March 2001, we announced our revised expectations for our first quarter financial results based upon our then-current outlook, including a revenue shortfall and a larger than expected net loss for the quarter due to general economic conditions which have led customers and customer prospects to postpone capital investment in Nuance products and service offerings based on Nuance products. These quarterly variations are caused by a number of factors, including:

     . general economic downturn and delays or cancellations in orders by customers who are reducing spending;

     . delays in customer orders due to the complex nature of large telephony systems and associated implementation projects;

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

     .    the amount and timing of expenses; and

     .    the utilization rate of our professional services personnel.

     Due to these factors, and because the market for our software is new and rapidly changing, our ability to accurately forecast our quarterly sales is limited. In addition, most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb the costs of these employees and facilities. As a result, our quarterly operating results could fluctuate significantly and unexpectedly from quarter to quarter.

     We also expect to experience seasonality in the sales of our products. For example, we anticipate that sales may be lower in the first quarter of each year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that sales may decline during summer months. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. Because we have limited operating history, it is difficult for us to evaluate the degree to which this seasonality may affect our business.

We sell our products directly to customers, however, we also depend upon resellers for a significant portion of our sales. The loss of a key reseller, or their inability to resell our products and services, would limit our ability to sustain and grow our revenue.

     In 1999, 56% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 72% in 2000 and to 75% in 2001. We intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the continued viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

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

     We derive a significant portion of our revenue in each period from a limited number of customers. For example, in 2001, five customers made up 38% of our total revenue, and one of those customers, acting as a reseller, accounted for approximately 18% of our total revenue.

     We expect that a limited number of customers and customer orders will continue to account for a substantial portion of our revenue in a given period. Generally, customers who make large purchases from us are not expected to make subsequent, equally large purchases in the short term, and therefore we must attract new customers in order to maintain or increase our revenues. As a result, if we do not acquire a major customer, if a contract is delayed, cancelled or deferred, or if an anticipated sale is not made, our business could be harmed.

Sales to customers outside the United States account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

     International sales represented approximately 42% of our revenue in 2001, 47% of our revenue in 2000 and 21% of our revenue in 1999, and we anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

     .    difficulties and costs of staffing and managing foreign operations;

     . the difficulty in establishing and maintaining an effective international reseller network;

     . the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

     .    longer sales cycles;

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

     We intend to expand our international sales, which requires us to invest significant resources to create and refine different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If we fail to develop localized versions of our products, our ability to address international market opportunities and to grow our business will be limited. We must also expend resources to develop localized versions of our products, and we may not be able to recognize adequate revenues from these localized versions of our products to make them profitable.

We are currently engaged in various securities class action litigations, which, if resulting in unfavorable resolution, could adversely affect our business, results of operations or financial condition.

     We have been sued in various shareholder lawsuits in federal district court in California and New York (See "Item 3 - Legal Proceedings"). We believe that the allegations against us are without merit and intend to defend the litigation vigorously. An unfavorable resolution of the lawsuits could have a material adverse effect on our business, results of operations, or financial condition.

Our stock price may be volatile due to factors outside of our control.

     Since our initial public offering on April 13, 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The Nasdaq National Market and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

     .    actual or anticipated variations in our operating results;

     . announcements of operating results and business conditions by our customers and suppliers;

     . announcements by our competitors relating to new customers, technological innovation or new services;

     . increases in our plans for, or rate of, capital expenditures for infrastructure, information technology and other similar capital expenditures

     .    economic developments in our industry as a whole;

     .    general market and economic conditions;  and

     .    general decline in information technology and capital spending plans.

     These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. Our stock price may also fluctuate due to variations in our operating results. For example, on March 15, 2001, we announced our revised expectations for our first-quarter revenues based upon our then-current outlook. As a result, the trading price of our common stock declined rapidly and significantly.

Speech software products may not achieve widespread acceptance by businesses and telecommunications carriers, which could limit our ability to grow our business.

     The market for speech software products is relatively new and rapidly changing. Our ability to increase revenue in the future depends on the acceptance by both our customers and their end users of speech software products. The adoption of speech software products could be hindered by the perceived costs of this new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers or touch-tone-based systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established telecommunications companies, about the uses and benefits of speech software in general and our products in particular. If these efforts fail, or if speech software platforms do not achieve commercial acceptance, our business could be harmed.

     The continued development of the market for our products also will depend upon the following factors:

     . widespread deployment of speech software applications by third parties, which is driven by consumer demand for services having a voice user interface;

     . demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web sites;

     . adoption of industry standards for speech software and related technologies; and

     . continuing improvements in hardware technology that may reduce the costs of speech software solutions.

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

     Purchase of our products requires a significant expenditure by a customer. Accordingly, the decision to purchase our products typically requires significant pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend substantial sales, marketing and management resources. Because of this lengthy evaluation cycle, we may experience a delay between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures.

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

Our current and potential competitors, some of whom have greater resources and experience than we do, may market or develop products and technologies that may cause demand for, and the prices of, our products to decline.

     A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the speech software market include IBM, Microsoft, Philips Electronics, SpeechWorks International, Veritel, Vocalis, T-NETIX and Scansoft. We expect additional competition from other companies, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

     We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, For example, the Speech Front assets and text to speech technology we aquired have been impaired (see notes to the consolidated financial statements). Our inability to integrate sucessfully any business products, technologies or personnel we may acquire in the future could harm our business.

Our failure to respond to rapid change in the market for speech software could cause us to lose revenue and harm our business.

     The speech software industry is relatively new and rapidly changing. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end-user requirements and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes, we may be unable to retain existing customers or attract new customers, which could harm our business. In addition, as we develop new products, sales of existing products may decrease. If we cannot offset a decline in revenue from existing products with sales of new products, our business would suffer.

     Commercial acceptance of our products and technologies will depend, among other things, on:

     . the ability of our products and technologies to meet and adapt to the needs of our target markets;

     . the performance and price of our products and our competitors' products; and

     . our ability to deliver customer service directly and through our resellers.

We are exposed to general economic conditions, which may continue to harm our business.

     As a result of recent unfavorable economic conditions and reduced capital spending, it is possible that our sales will decline. This economic downturn became particularly acute following the events of September 11, 2001. We experienced a decline in revenues during 2001 due in part to delays in purchases by our customers and to prevailing economic conditions. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results and financial condition.

     If we do not manage our operations in accordance with changing economic conditions, our resources may be strained which could harm our chances of achieving profitability.

     Our operations have changed significantly due to volatility in our business. We experienced significant growth in the past; however, in April 2001, we reduced our workforce by approximately 20%. Additionally, in January 2002, we announced a restructuring plan that has reduced our workforce by approximately another 10%. We may be required to expand or contract our business operations in the future, and as a result may need to expand or contract our management, operational, financial and human resources, as well as management information systems and controls, to support any such growth or contraction. Our failure to manage these types of changes would place a burden on our business and our management team, which could cause our business to suffer.

Our products are not 100% accurate and we could be subject to claims related to the performance of our products. Any claims, whether successful or unsuccessful, could result in significant costs and could damage our reputation.

     Speech recognition, speech synthesis, natural language understanding and authentication technologies, including our own, are not 100% accurate. Our customers, including several financial institutions, use our products to provide important services to their customers, including transferring funds to accounts and buying and selling securities. Any misrecognition of voice commands or incorrect authentication of a user's voice in connection with these financial or other transactions could result in claims against us or our customers for losses incurred. Although our contracts typically contain provisions designed to limit our exposure to liability claims, a claim brought against us for misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management's attention, result in costly litigation and harm our reputation. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of the limitation of liability, disclaimer of warranty or other protective provisions contained in our contracts.

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

     The software industry and the field of speech and voice technologies are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and number of features of, our products grow.

If we are unable to hire and retain select personnel, our business could be harmed.

     We intend to hire select personnel during the year. Competition for these individuals can be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business. The decline in the value of our common stock may also make it more difficult to retain our employees.

We rely on the services of our key personnel, whose knowledge of our business and technical expertise would be difficult to replace.

     We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain of these key employees, such as Ronald Croen, our Chief Executive Officer. We cannot guarantee that we will be able to retain all key personnel. For example, our former Chief Financial Officer, Graham Smith, left Nuance in January, 2001. None of our key technical or senior management personnel are bound by employment agreements, and, as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, our business could be harmed. We do not have key person life insurance policies covering any of our employees.

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

Third parties could obtain licenses from SRI International relating to speech software technologies and develop technologies to compete with our products, which could cause our sales to decline.

    Upon our incorporation in 1994, we received a license from SRI International to a number of patents and other proprietary rights, including rights in software, relating to speech software technologies developed by SRI International. This license was exclusive until December 1999, when we chose to allow the exclusivity to lapse. As a result, SRI International may have, or may in the future, license these patents and proprietary rights to our competitors. If a license from SRI International were to enable third parties to enter the markets for our products and services or to compete more effectively, we could lose market share and our business could suffer.

If the standards we have selected to support are not adopted as the standards for speech software, businesses might not use our speech software products for delivery of applications and services.

    The market for speech software is new and emerging and industry standards have not been established yet. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products.

    Our V-Builder applications-building tool and our Voice Web Server software are each designed to work with the recently emerged VoiceXML standard. There are currently other, similar standards in development, some of which may become more widely adopted than VoiceXML. If VoiceXML is not widely accepted by our target customers or if another competing standard were to become widely adopted, then sales of our products could decline and our business would be harmed. In that case, we may find it necessary to redesign our existing products or design new products that are compatible with alternative standards that are widely adopted or that replace VoiceXML. This design or redesign could be costly and time-consuming.

Certain stockholders may disagree with how Nuance uses the proceeds from its public offerings.

     Management retains broad discretion over the use of proceeds from our April 2000 initial public offering and September 2000 secondary public offering. Stockholders may not deem these uses desirable and our use of the proceeds may not yield a significant return or any return at all. Because of the number and variability of factors that determine our use of the net proceeds from these offerings, we cannot guarantee that these uses will not vary substantially from our currently planned uses.

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

We rely on a continuous power supply to conduct our operations, and an energy crisis in California could disrupt our operations and increase our expenses.

     California recently experienced an energy crisis that increased our expenses and could have disrupted our operations. In the event of an acute power shortage, that is, when power reserves for the State of

California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we, or our customers, may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. If California experiences a similar energy crisis in the future, any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

ITEM 2. PROPERTIES

     Our headquarters are located in Menlo Park, California in two office buildings in which we lease an aggregate of 60,000 square feet. The leases on both buildings expire in August 2004. In May 2000, we also signed a lease for a new 141,000 square-foot headquarters facility in Redwood City, California. The lease term is for eleven years, which began in August 2001. In April 2001, in conjunction with the restructuring plan, management decided not to occupy this corporate headquarter facility and put the facility up for sublease (see Note
9). In January 2000, we signed a lease, which was amended in August 2000, for approximately 36,000 square feet of office space in Montreal, Canada for our Montreal operations. The lease term is for seven years from the lease inception date of November 1, 2000. In January 2001, we signed a lease for approximately 9,400 square feet of office space in Ottawa, Canada in relation to an existing facility being leased by SpeechFront. The lease term is for two and a half years from the lease inception date of January 1, 2001. We also lease facilities with lease terms ranging from two to three years in Hong Kong and Japan. In conjunction with the restructuring plan in January 2002, we decided to vacate the facility in Hong Kong. (see Note 17). In addition, we also lease, on a short-term basis, sales office space in Boston, Massachusetts; Oakbrook, Illinois; El Dorado, California; Korea, Singapore, France, Germany and United Kingdom. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

     In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. Those lawsuits have been consolidated and an amended complaint has been filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that these allegations are without merit and we are defending the litigation vigorously. We filed a motion to dismiss the amended, consolidated complaint and in response to our motion, the Court has ordered the plaintiffs to file a new amended complaint. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

     In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

     In August 2001, the first of a number of complaints was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased Nuance stock between April 12, 2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits concerning more than 300 other companies' initial public offerings have been filed in 2001. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

     We are subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended December 31, 2001.

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

                                                     HIGH          LOW
                                                  ---------      --------

Fiscal 2001
First Quarter ...............................     $   57.73      $   9.38
Second Quarter ..............................     $   19.60      $   9.21
Third Quarter ...............................     $   19.65      $   6.00
Fourth Quarter ..............................     $   12.20      $   6.00

Fiscal 2000
Second Quarter (since April 13, 2000) .......     $   83.31      $  25.00
Third Quarter ...............................     $  175.00      $  83.19
Fourth Quarter ..............................     $  128.02      $  30.56

     As of February 28, 2002, there were approximately 525 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

     The aggregate proceeds from the offering were $88.0 million. We paid expenses of approximately $7.7 million, of which approximately $5.4 million represented underwriting discounts and commissions and approximately $2.3 million represented expenses related to the offering. Net proceeds from the offering were approximately $80.3 million. As of December 31, 2001, approximately all of the remaining net proceeds have been invested in interest-bearing cash equivalents, short-term investments and long-term investments.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The historical results presented below are not necessarily indicative of future results (in thousands except per share data):

                                                                                   Year Ended December 31,
                                                               -----------------------------------------------------------------
                                                                  2001         2000          1999         1998          1997
                                                               -----------   -----------  -----------   -----------  -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenue ..............................................   $   39,225    $   51,818   $   19,567    $   11,755   $    4,382
Gross profit ...............................................       23,033        41,066       14,107         8,656        3,218
Loss from operations .......................................     (117,781)      (29,825)     (19,149)       (7,536)      (3,758)
Net loss ...................................................     (110,365)      (23,474)     (18,474)       (6,938)      (3,554)
                                                               ==========    ==========   ==========    ==========   ==========
Basic and diluted net loss per share .......................   $    (3.40)   $    (1.03)  $    (6.32)   $    (3.19)  $    (2.46)
                                                               ==========    ==========   ==========    ==========   ==========
Shares used to compute basic and diluted net loss per
   share ...................................................       32,480        22,717        2,924         2,173        1,443
                                                               ==========    ==========   ==========    ==========   ==========

     For a description of shares used in computing basic and diluted net loss per share, see note 2 of notes to consolidated financial statements.

                                                                               December 31,
                                                   -------------------------------------------------------------------
                                                      2001          2000          1999          1998           1997
                                                   ----------    ----------    ----------    ----------     ----------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ......................   $  132,618    $  219,047    $   18,073    $    1,642     $    2,056
Working capital ................................      128,672       226,366        33,907        12,406          4,028
Total assets ...................................      208,231       279,338        53,722        20,199          6,940
Long-term debt, less current portion ...........           --            32         1,333            --            815
Total stockholders' equity .....................      154,825       251,991        36,951        14,260          4,384

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results during the current fiscal year, statements regarding revenue and expense trends and cash positions, statements regarding our sales and marketing and hiring activities and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in "Company Risk Factors" and elsewhere in this Report on Form 10-K and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. In particular, see "Company Risk Factors -- Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate", "If we do not manage our operations in accordance with changing economic conditions, our resources may be strained which could harm our chances of achieving profitability." and "Our products can have a long sales and implementation cycle and, as a result, our quarterly operating results may fluctuate".

Overview

     Nuance develops, markets and supports software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. We were incorporated in July 1994 and began operations in October 1994. Prior to 1996, our revenue was derived from technical consulting services. In 1996, we deployed the first version of our software platform and began to generate software license revenue. Today, we offer a range of software products. To support the sale, deployment and operation of our products, we also provide a number of services that include consulting, training, maintenance updates and technical support.

     We sell products to our customers both directly through our sales force and indirectly through resellers and systems integrators. Customers exceeding 10% of total revenue are:

     . Nortel Networks who, acting as a reseller, accounted for 18% of total revenue for 2001, 22% of total revenue for 2000 and 25% of total revenue for 1999;

     . Fidelity, a stockholder of Nuance, accounted for less than 10% of total revenue for each of 2001 and 2000, and 20% of total revenue for 1999.

     No other customers or resellers accounted for more than 10% of our revenue for 2001, 2000 or 1999.

     We sell our products to customers in North America, South America, Europe, Asia and Australia. International sales accounted for approximately 42% of our total revenue for 2001, 47% of our total revenue for 2000 and 21% of our total revenue for 1999. We anticipate that markets outside the United States will continue to represent a significant portion of total future revenue. We intend to keep our sales and marketing activities constant with respect to international licensing of our software and provisioning of our services in the foreseeable future. International sales are currently denominated in U.S. dollars. However, we may denominate sales in foreign currencies in the future.

Acquisitions

     On November 10, 2000 in an acquisition accounted for under the purchase method of accounting, we acquired all the outstanding shares of SpeechFront Inc. ("SpeechFront") for approximately $7.1 million, including acquisition costs of approximately $129,000. The consideration included approximately 16,590 shares of the Company common stock valued at $1.7 million and cash of approximately $5.3 million. The purchase agreement contained additional payments, of approximately $4.1 million, to be made in common stock, approximately 38,710 shares, contingent upon the continued employment of the founders of SpeechFront. Maximum future payments, contingent solely on continued employment of the founders, is $1.7 million, approximately 16,590 shares, and is payable upon the eighteen month anniversary of the acquisition date. The remaining $2.4 million, approximately 22,120 shares, also relates to the continued employment of the founders, and is payable upon the twelve month anniversary of the acquisition date, or earlier if certain performance milestones are achieved. The contingent payments will be accounted for as compensation expense over the term of the employment condition and not as part of the purchase price. Upon consummation of the acquisition, the Company established an escrow for these contingent payments. At the time of acquisition, we expensed $1.5 million of purchased in-process research and development. Other purchased intangible assets, including goodwill and workforce, of approximately $5.5 million are being amortized on a straight-line basis over their estimated useful lives of thirty-six and eighteen months, respectively.

     During 2001, we entered into an agreement with a third-party that gives us non-exclusive intellectual property rights to text to speech software code. We paid $7.0 million for this purchased technology which has been capitalized in the accompanying Consolidated Balance Sheets as the technology has alternative use and will be amortized over its useful life estimated to be five years. We are in the process of incorporating the text to speech technology into our platform. During the development stage, this technology is being amortized to research and development expense, and when the product is generally available for sale, which is expected to be in the first quarter of 2002, the technology will be amortized to cost of sales. The agreement includes a royalty clause in which we will pay 5% of all net revenue attributable to sublicenses of this technology to a third party. The term of the royalty payments is eight years.

     As a part of our business strategy, we may in the future make acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by risks such as difficulties in assimilating the operations and personnel of acquired companies; diversion of our management's attention from ongoing business concerns; our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services; additional expense associated with amortization of acquired assets; maintenance of uniform standards, controls, procedures and policies; and impairment of existing relationships with employees, suppliers and customers. We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our inability to do so could harm our business.

Restructuring and Assets Impairments

     In April 2001, our Board of Directors approved a restructuring plan to align our expenses with revised anticipated demand and create a more efficient organization.

     In conjunction with the April 2001 restructuring plan, we decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million, comprised of a sublease loss, broker commissions and other facility costs, and an asset impairment charge of $20.4 million, which represents the related leasehold improvements. To determine the sublease loss, the loss after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). We have estimated that the high end of the lease loss could be $55 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

     In connection with the April 2001 restructuring plan, we recorded $1.5 million in costs associated with severance and related benefits. We reduced our headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. We expect to save an estimated $8.0 million annually of salary and related benefits as a result of this reduction in headcount. In addition, the real estate restructuring plan is expected to lower facilities expenses, which would have been incurred had we occupied the new leased facility.

     In January 2002, we announced a restructuring plan that would reduce our workforce by approximately 10%. These charges are being recorded primarily to realign the sales organization, to align our cost structure with changing market conditions and to create a more efficient organization (See Note 17). We may, however, be required to expand our business operations in the future, and as a result may need to expand our management, operational, financial and human resources, as well as information systems and controls, to support any such growth.

     During the year, we recorded $7 million related to purchased text to speech technology. For the period ending December 31, 2001, we amortized $1.2 million to research and development as the product was being developed into Nuance's text to speech product offering. During the quarter ending December 31, 2001, we reviewed the current value of these intangible assets based on an analysis which considered existing business conditions and economic declines including the overall declines in industry growth rates that have negatively impacted expected future revenue. Based on consideration of these factors, we performed an evaluation of the recoverability of this asset using undiscounted cash flows. This analysis indicated that the asset was impaired, accordingly, such asset was written down by $4.4 million to estimated fair value based on estimated discounted future cash flows.

     During the year ending December 31, 2001, we purchased $550,000 of third-party software to complement our core platform product line. At year-end, we evaluated this third party software and wrote-off $275,000 of excess inventory caused by lower-than-expected demand. We will continue to assess the remaining carrying value of the inventory in relation to recovery of future revenues.

     In connection with our SpeechFront acquisition in November 2000, we allocated purchase price to goodwill and workforce of $5.5 million. During the quarter ending December 31, 2001, we reviewed the existing business conditions and determined that the voice instant messaging system technologies under development during 2001 will not be utilized by the Company. As a result, we decided to cease the development of instant messaging system technologies and impair the remaining asset balance as of December 31, 2001, which has resulted in a charge of $3.2 million relating to the impairment of Speechfront intangibles, which represented the remaining balances at December 31, 2001.

Critical Accounting Policies

     Our critical accounting policies are as follows:

        .    revenue recognition;

        .    estimating valuation allowances and lease loss;

        .    accounting for income taxes; and

        .    valuation of intangible assets and goodwill.

Revenue Recognition

     Our license revenue consists of license fees for our software products. The license fees for our software products are calculated using two variables, one of which is the estimated maximum number of simultaneous end-user connections to an application running on our software and the other of which is the value attributed to the functional use of the software.

     We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products and sales of hardware where the software is not incidental.

     All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable.

     We use a signed contract or purchase order as evidence of an arrangement for licenses and maintenance renewals. For services, we use a signed statement of work to evidence an arrangement. Software is delivered to customers either electronically or on a CD-ROM. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess collectibility based on a number of factors, including the customer's past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

     We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. License revenue from value-added resellers and OEMs is recognized when product has been sold through to an end user and such sell-through has been reported to the Company.

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

     Service revenue consists of revenue from providing consulting and training. Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on services contracts, if any, are recognized as soon as such losses become known.

     Maintenance revenue consists of fees for providing technical support and software upgrades and enhancements. We recognize all maintenance revenue ratably over the contract term. Customers renew maintenance agreements annually.

     Our standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

     We record deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of December 31, 2001, deferred revenue was $10.8 million. The deferred revenue amount includes unearned license, prepaid maintenance and professional services that will be recognized as revenue in the future as we deliver licenses and perform services.

Estimating Valuation Allowance for Doubtful Accounts and Lease Loss

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

     We restructured our business and have established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased property that we have not occupied. These reserves are based upon management's estimate of the time required to sublet the property and the amount of sublet income that might be generated between the date the property was not occupied and expiration of the lease for each of the unoccupied property. These estimates are reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates.

Accounting For Income Taxes

     In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in our Consolidated Statement of Operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carryforwards and foreign tax credits before they expire. The valuation allowance is based on estimates of taxable income by the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could impact our financial position and results of operations.

Valuation of Goodwill and Intangible Assets

     We periodically assess the realizability of long-lived assets, including intangibles in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of". We also periodically assess the impairment of goodwill in accordance with the provisions of APB Opinion No. 17,"Intangible Assets". For assets to be held and used, including acquired intangibles, we initiate our review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

     It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. For the year ending December 31, 2001, we recorded two impairments on intangible assets (see Note 10).

     In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective. This will not have an impact on our financial statements as all goodwill has been amortized or impaired.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which the exercise of management's judgment in selecting an available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K and which contain accounting policies and other disclosures required by generally accepted accounting principles.

Cost of Revenue and Operating Expenses

     Cost of license revenue consists primarily of fees payable on third-party software products and documentation, media costs and inventory writedowns. Cost of service revenue consists of compensation and related overhead costs for employees engaged in consulting, training and maintenance for our customers.

     Our operating expenses are classified into seven general categories: sales and marketing, research and development, general and administrative, in-process research and development, amortization of intangibles, restructuring charge and asset impairments and non-cash compensation. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional services fees, occur in each of these categories, except for non-cash compensation and restructuring charge and asset impairments.

     We allocate the total costs for information services and facilities to each functional area that uses information services and facilities based on relative headcount. These allocated costs include rent and other facility-related costs for our offices, communication charges and depreciation expense for property and equipment, computer hardware and software maintenance.

     We had 417 full-time employees as of December 31, 2001. In April 2001, our Board of Directors approved a restructuring plan to align our expenses with revised anticipated demand and create a more efficient organization. As a result, we reduced our workforce by approximately 20%. Additionally, in conjunction with the January 2002 restructuring plan, we reduced our workforce by another 10% primarily to realign the sales organization, to align our cost structure with changing market conditions and to create a more efficient organization. We may, however, be required to increase our workforce as business grows in the future, and as a result may need to expand our operational and human resources, as well as information systems and controls, to support any such growth. Such expansion may place significant demands on our management and operational resources.

     From our inception through December 31, 2001, we have incurred approximately $274.7 million of operating costs and expenses, including approximately $65.2 million of research and development expenditures used to develop our current and future software products. Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. Once established, these costs would be capitalized. Amounts that could have been capitalized were insignificant and, therefore, no costs have been capitalized to date.

     As a result of these and other operating expenditures, we have incurred net operating losses in each year since inception. We anticipate that our operating expenses will increase in the foreseeable future as we build our sales and marketing organizations and as we continue to invest in research and development. Accordingly, we expect to incur operating losses for at least the next twelve months.

     We believe that period-to-period comparisons of our historical operating results are not necessarily meaningful and should not be relied upon as being indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly changing markets. We have experienced both significant revenue growth and revenue decline in the past. Furthermore, we may not achieve or maintain profitability in the future.

Results Of Operations

     The following table presents selected financial data for the periods indicated as a percentage of total revenue:

                                                                             Year ended December 31,
                                                                  -------------------------------------------
                                                                    2001              2000             1999
                                                                  -------           -------          --------
Revenue:
    License .................................................          53%               72%              70%
    Service .................................................          25                16               15
    Maintenance .............................................          22                12               15
                                                                  -------           -------          -------
       Total revenue ........................................         100               100              100
Cost of revenue:
    License .................................................          --                --               --
    Service and maintenance .................................          41                21               28
                                                                  -------           -------          -------
       Total cost of revenue ................................          41                21               28

Gross profit ................................................          59                79               72
Operating expense:
    Sales and marketing .....................................          99                66               90
    Research and development ................................          48                39               60
    General and administrative ..............................          34                19               18
    Acquired in-process research and development ............          --                 3               --
    Amortization of SpeechFront intangibles .................           5                 1               --
    Non-cash compensation expense ...........................          14                 9                2
    Restructuring charge and asset impairment ...............         159                --               --
                                                                  -------           -------          -------

       Total operating expenses ..............      359         137        170
Loss from operations .........................     (300)        (58)       (98)
Interest and other income, net ...............       20          13          4
Loss before provision for income taxes .......     (280)        (45)       (94)
Provision for income taxes ...................        1           1         --
                                                -------     -------    -------
Net loss .....................................     (281)%       (46)%      (94)%
                                                =======     =======    =======

Comparison Of The Years Ended December 31, 2001, 2000 and 1999.

Revenue

     Total revenues were $39.2 million, $51.8 million and $19.6 million in 2001, 2000 and 1999, respectively, representing a decrease of 24% from 2000 to 2001 and an increase of 165% from 1999 to 2000.

     License revenues were $20.8 million, $37.6 million and $13.6 million in 2001, 2000 and 1999, respectively, representing a decrease of 45% from 2000 to 2001 and an increase of 176% from 1999 to 2000. License revenue represented 53% of total revenue for 2001, 72% of total revenue for 2000 and 70% of total revenue for 1999. The decline in license revenue in absolute dollars from 2000 to 2001 was due to an uncertain economic environment that caused customers to delay purchases or make smaller purchases than originally forecast in the year ending December 31, 2001. The increase in license revenue in absolute dollars from 1999 to 2000 was due to an increased number of distribution partners, an increase in our internal sales force, and an increased acceptance of our products in the marketplace.

     Service and maintenance revenues were $18.5 million, $14.3 million and $6.0 million in 2001, 2000 and 1999, respectively, representing an increase of 29% from 2000 to 2001 and an increase of 140% from 1999 to 2000. Service revenue represented 47% of total revenue for 2001, 28% of total revenue for 2000 and 30% of total revenue for 1999. The increase in service revenue in absolute dollars from 2000 to 2001 was due primarily to the recognition of previously deferred service revenue as well as growth in professional services headcount, which enabled completion of more professional service projects. Service revenue growth has slowed partially due to the decline in license revenue as well as the reduction in customers' project implementations in light of general economic conditions. The increase of service revenue in absolute dollars from 1999 to 2000 was due to growth in license revenue and revenue for certain non-recurring engineering work performed in the second and third quarters of 2000.

Cost of Revenue

     Cost of license revenue consists primarily of fees payable on third party software products and documentation, media costs and inventory writedowns. Cost of license revenues were $275,000 in 2001 and $53,000 for 2000 and $0 for 1999. During the 2001 year, we purchased $550,000 of third-party software to complement our core platform product line. At year-end, we evaluated the third party software and wrote-off $275,000 of excess inventory caused by lower-than-expected demand. We will continue to assess the remaining carrying value of the inventory in relation to recovery of future revenues. We anticipate that cost of license revenue will increase moderately in absolute dollars, in part due to royalty payments in relation to our new Vocalizer product as well as recording the inventory costs for third party software product when the product is sold.

     Cost of service revenue consists of compensation and related overhead costs for employees engaged in consulting, training and maintenance for our customers. Cost of service revenues were $15.9 million, $10.7 million and $5.5 million in 2001, 2000 and 1999, respectively, representing an increase of 49% from 2000 to 2001 and an increase of 96% from 1999 to 2000. Cost of service and maintenance revenue as a percentage of service revenue was 86% for 2001, 75% for 2000 and 92% for 1999. The increase in cost of revenues from 2000 to 2001, as well as the decrease in the service margin percentages, was primarily due to hiring 12 additional personnel in the professional services, technical support and training groups and a decline in professional services utilization rates. Cost of maintenance revenue increased year to year due to increase of customer base. Although the number of headcount for professional services, technical support and training groups personnel decreased from year-end to year-end as a result of the restructuring plan, payroll and related expenses increased due to the acceleration of our hiring of personnel in the beginning of the year. The increase in cost of revenues from 1999 to 2000 was due to hiring 90 additional employees, many in the fourth quarter of 2000, in the professional services, technical support and training groups and utilization of outside organizations. We anticipate that cost of service and maintenance revenue will decrease in absolute dollars, in connection with the first quarter 2002 restructuring plan, although cost of service and maintenance revenue will vary as a percentage of total revenue from period to period. We may, however, be required to expand our service operations in the future and as a result may need to expand our operational and human resources, as well as information systems and controls to support any such growth. Such expansion would likely increase expenses associated with professional services, technical support and training groups.


Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist of compensation and related costs for sales and marketing employees and promotional expenditures, including public relations, advertising, trade shows, marketing materials and bad debt. Sales and marketing expenses were $38.9 million, $34.1 million and $17.6 million in 2001, 2000 and 1999, respectively, representing increases of 14% from 2000 to 2001 and 93% from 1999 to 2000. The increase in sales and marketing expenses from 2000 to 2001 was attributable to the addition of sales and marketing personnel, which added approximately $5.1 million in payroll and related expenses, and increases in travel and related expenses of approximately $1.1 million. Although the number of headcount for sales and marketing personnel decreased from year-end to year-end as a result of the restructuring plan, payroll and related expenses increased due to the acceleration of our hiring personnel in the beginning of the year. These increases were partially offset by a decrease in commissions expense of $1.7 million, resulting from the relative decrease in revenue, and a reduction in bad debt expense of $900,000. The increase in sales and marketing expense from 1999 to 2000 was attributable to the addition of 70 sales and marketing employees, which added approximately $7.9 million in payroll and related expenses and $2.6 million in commission and bonus expense. Travel and related costs also increased by $1.8 million and recruiting costs increased by $600,000. Higher marketing costs due to expanded promotional activities added approximately $700,000 in expenses, while bad debt expense increased by $1.2 million.

     As a percentage of total revenue, sales and marketing expenses were 99% in 2001, 66% in 2000 and 90% in 1999. We anticipate that sales and marketing expenses will decrease in absolute dollars and will vary as a percentage of total revenue from period to period. We may, however, be required to expand our sales and marketing operations in the future, and as a result may need to expand our operational and human resources, as well as information systems and controls, to support any such growth. Such expansion would likely increase expenses associated with sales and marketing.

     Research and Development. Research and development expenses consist of compensation and related costs for research and development employees and contractors. Research and development expenses were $18.8 million, $20.2 million and $11.8 million in 2001, 2000 and 1999, respectively, representing a decrease of 7% from 2000 to 2001 and an increase of 71% from 1999 to 2000. The decrease in research and development expenses from 2000 to 2001 was attributable to the reduction of research and development personnel, which resulted in approximately $643,000 reduction in payroll-related and travel expenses. Additionally, the use of external consultants was reduced by approximately $875,000. The increase in research and development expenses from 1999 to 2000 was attributable to the addition of approximately 25 employees, which added approximately $4.4 million in expenses and the cost of technical contractors, which added approximately $1.1 million in expenses.

     As a percentage of total revenue, research and development expenses were 48% in 2001, 39% in 2000 and 60% in 1999. We anticipate that research and development expenses will decrease in absolute dollars and will vary as a percentage of total revenue from period to period. We may, however, be required to expand our research and development operations in the future, and as a result may need to expand our operational and human resources, as well as information systems and controls, to support any such growth. Such expansion would likely increase expenses associated with research and development.

     General and Administrative. General and administrative expenses consist of compensation and related costs for administrative employees, legal services, accounting services and other general corporate expenses. General and administrative expenses were $13.5 million, $10.0 million and $3.5 million in 2001, 2000 and 1999, respectively, representing increases of 35% from 2000 to 2001 and 184% from 1999 to 2000. The increase in general and administrative expenses from 2000 to 2001 was largely due to the addition of administrative employees, which added approximately $1.3 million in payroll related expenses and increased legal and professional fees of approximately $1.2 million. The additional expenses enhanced our administrative infrastructure to strengthen controls and accommodate growth. Although the number of headcount for general and administrative functions decreased during the year as a result of the restructuring plan, payroll and related expenses increased due to the acceleration of our hiring personnel in the beginning of the year. The increase in general and administrative expenses from 1999 to 2000 was attributable to the addition of approximately 35 administrative employees, which added approximately $4.0 million in expenses and approximately $500,000 in recruiting costs. Increased legal and professional fees added approximately $500,000 in expense while increased insurance costs, primarily consisting of directors and officers insurance, also increased by $500,000.

     As a percentage of total revenue, general and administrative expenses were 34% in 2001, 19% in 2000 and 18% in 1999. We anticipate that general and administrative expenses will decrease in absolute dollars and will vary as a percentage of total revenue from period to period. We may, however, be required to expand our general and administrative operations in the future, and as a result may need to expand our operational and human resources, as well as information systems and controls, to support any such growth. Such expansion would likely increase expenses associated with general and administrative functions.

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

     At December 31, 2001, we reviewed the current value of the recorded assets relating to the SpeechFront acquisition based on existing business conditions and determined that the voice instant messaging system technologies under development during the year 2001 were not aligned with the Company's revised strategy and will not be utilized. As a result, we impaired the intangible assets and recorded a charge of $3.2 million (see Note 10).

     Amortization of Intangibles. Goodwill and other acquired intangible assets of $5.5 million were recorded in connection with the acquisition of SpeechFront in November 2000. Amortization of intangibles were $1.9 million in 2001 and $319,000 for 2000. There was no amortization of intangibles for the year ended December 31, 1999.

     Non-Cash Compensation. In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders' equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders' equity and will be amortized over the vesting period of the applicable options in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. We recorded amortization of deferred stock compensation of $2.0 million, $4.3 million and $310,000 in the years ending December 31, 2001, 2000 and 1999, respectively, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58. For the year ending December 31, 2001, we reversed approximately $999,000 of deferred stock compensation and additional paid-in-capital, which represented unamortized deferred stock compensation relating to employees terminated under the restructuring plan.

     In connection with our SpeechFront acquisition, we recorded deferred compensation of $4.1 million. Of that amount, $1.7 million relates to retention of the founders of SpeechFront, and, is payable upon the eighteen month anniversary of the acquisition date, which is May 2002. The remaining $2.4 million also relates to retention of the founders and is payable upon the twelve-month anniversary of the acquisition date, which is November 2001, or earlier if certain performance milestones are achieved. These amounts are being amortized over 18 months and 12 months, respectively. Upon consummation of the acquisition, we established an escrow account for these contingent payments. As of December 31, 2001, $2.4 million was released from the escrow account. Approximately $3.1 million and $580,000 were amortized in 2001 and 2000 related to these deferred compensation amounts.

     In December 2000, we issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. The warrant is being amortized over 20 months to compensation expense. We amortized $320,000 related to this warrant in the year ended December 31, 2001. During the year, we performed services of $72,000 for this customer and reduced the warrant expense for the period by this amount.

     In July 2001, an employee was terminated effective September 2001. The employee was allowed to continue to vest in his stock options which resulted in a pre tax non-cash compensation charge of $216,000 in accordance with the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

     We expect to amortize $1.3 million and $209,000 and $10,000 of non-cash compensation in 2002, 2003 and 2004, respectively.

     Restructuring Charges and Assets Impairments. In April 2001, our Board of Directors approved a restructuring plan that would align our expenses with revised anticipated demand and create a more efficient organization. For the year ending December 31, 2001, we recorded a restructuring charge of $34.1 million for our lease loss and severance costs, and an asset impairment charge of $20.4 million on tenant improvements.

     In conjunction with the restructuring plan, we decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after our cost recovery efforts from subleasing the building, certain assumptions were made related to the time period over which the building will remain vacant (1) sublease terms and sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and will be adjusted in the future upon triggering events such as a change in estimate of time to sublease and actual sublease rates. We have estimated that the lease loss could be as much as $55 million if operating lease rental rates continue to decrease in these markets or if it takes longer than expected to find a suitable tenant to sublease the facility.

     In connection with the April 2001 restructuring plan, we recorded $1.5 million in costs associated with severance and related benefits. We reduced our headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. We expect to save an estimated $8.0 million annually of salary and related benefits as a result of this reduction in headcount. In addition, the real estate restructuring plan is expected to lower facilities expenses which would have been incurred had we occupied the new leased facility.

The restructuring charges for the year ending December 31, 2001 are as follows (in millions):

                                                                                       Severance and
                                                                                          Related             Total
                                                                        Lease Loss        Benefits        Restructuring
                                                                        ----------     -------------      -------------
Total charge in the year ending December 31, 2001 ..................     $  32.6           $  1.5             $  34.1
Amount utilized for the year ending December 31, 2001 ..............     $  (3.6)          $ (1.4)            $  (5.0)
                                                                         -------           ------             -------

Accrual balance at December 31, 2001 ...............................     $  29.0           $  0.1             $  29.1
                                                                         =======           ======             =======

     Total cash outlay for the restructuring plan is expected to be $34.1 million, of which $5.0 million was paid through December 31, 2001 and the $29.1 million remain accrued at December 31, 2001. We expect $8.9 million of the lease loss to be paid out over the next twelve months and the remaining $20.1 million to be paid out over the remaining life of the lease of approximately 10 years. We expect the remaining $100,000 of employee severance and related benefits accrual to be paid out by March 31, 2002.

     In January 2002, we announced a restructuring plan that would reduce our workforce by approximately 10%. These charges are being recorded primarily to realign the sales organization, to align our cost structure with changing market conditions and to create a more efficient organization (See Note 17).

     For the quarter ending June 30, 2001, we recorded an asset impairment charge of $20.9 million related to leasehold improvement. Included in the $20.9 million asset impairment charge was approximately

$900,000 for leasehold improvements under construction. During the quarter ended December 31, 2001, we decreased the estimate by approximately $475,000.

     For the year ending December 31, 2001, we recorded a $7.6 million charge related to impairments of intangible assets in accordance with the accounting principles under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impairment consisted of the SpeechFront intangibles and the purchased technology.

Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term and long-term investments. Interest and other income, net, was $8.0 million in 2001, $6.7 million in 2000 and $697,000 in 1999 representing an increase of 19% from 2000 to 2001 and an increase of 861% from 1999 to 2000. These increases were due to higher interest income earned on higher average cash balances, primarily the result of cash proceeds raised in our initial public offering in April 2000 and our follow-on offering in September 2000.

Provision for Income Taxes

     We have incurred operating losses for all periods from inception through December 31, 2001 and therefore have not recorded a provision for domestic federal income taxes for any period through December 31, 2001. We recorded income tax expense relating to foreign taxes for the periods ended December 31, 2001 and 2000 of $413,000 and $350,000, respectively.

     A valuation allowance of $79.5 million is required for the total domestic deferred tax asset for the period ended December 31, 2001 based upon our limited operating history, our lack of profitability to date, and the uncertainty of future profitability at that time. Management believes it is more likely than not that we will realize a deferred tax benefit of $348,000 from deferred tax assets related to foreign taxes.

     Our income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of our valuation allowance relates to the equity benefit of our net operating losses. We had approximately $10.5 million, $18.9 million and $122,000 of taxable dispositions of employee stock options for the years ended December 31, 2001, 2000 and 1999, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders' equity. These benefits amounted to $3.7 million, $6.6 million and $43,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Quarterly Results of Operations

     The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2001. The information has been derived from our unaudited consolidated financial statements that, in management's opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this document and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited consolidated financial statements and associated notes. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                            Quarter ended
                                      ----------------------------------------------------------------------------------------------
                                      31-Dec-01   30-Sep-01   30-Jun-01   31-Mar-01   31-Dec-00   30-Sep-00   30-Jun-00   31-Mar-00
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ----------
Consolidated Statement of Operations
Data
Revenue:
   License .....................       $  5,002    $  5,065    $  5,030    $  5,662    $ 12,366    $ 10,465    $  8,692    $  6,028
   Service .....................          1,984       1,866       2,991       3,089       2,725       2,574       1,834       1,001
   Maintenance .................          2,044       2,250       1,986       2,255       2,323       1,421       1,477         912
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total Revenue .............          9,030       9,181      10,007      11,006      17,414      14,460      12,003       7,941
                                       --------    --------    --------    --------    --------    --------    --------    --------
Cost of Revenue:
   License .....................            275          --          --           -          --          40          13          --
   Service and maintenance .....          3,305       3,502       4,221       4,889       3,919       3,055       2,120       1,605
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total Cost of Revenue .....          3,580       3,502       4,221       4,889       3,919       3,095       2,133       1,605
                                       --------    --------    --------    --------    --------    --------    --------    --------
Gross Profit ...................          5,450       5,679       5,786       6,117      13,495      11,365       9,870       6,336
                                       --------    --------    --------    --------    --------    --------    --------    --------
   Service and maintenance
     Revenue Margin ............            723         614         756         455       1,129         940       1,191         308
Operating Expenses:
   Sales and Marketing .........          7,941       8,822      10,328      11,784      10,740       8,493       8,053       6,786
   Research and Development ....          4,091       4,360       5,088       5,239       5,777       5,283       4,727       4,396
   General and Administrative ..          3,231       3,089       3,657       3,510       3,178       2,502       2,627       1,671
   Acquired in-process Research
     and Development ...........             --          --           -           -       1,500          --          --          --
   Amortization of SpeechFront
     Intangibles ...............            478         478         477         478         296          --          --          --
   Non-cash Compensation .......            741       1,763       1,475       1,591       1,570       1,138       1,138       1,016
   Restructuring Expense .......           (473)         --      55,028          --          --          --          --          --
   Asset Impairments ...........          7,636          --          --          --          --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total Operating Expenses ..         23,645      18,152      76,053      22,602      23,061      17,416      16,545      13,869
                                       --------    --------    --------    --------    --------    --------    --------    --------
Loss from Operations ...........        (18,195)    (12,833)    (70,267)    (16,485)     (9,566)     (6,051)     (6,675)     (7,533)
Interest and Other Income, net .            952       1,675       2,317       3,046       3,694       1,529       1,154         324
Loss before Provision for Income
taxes ..........................        (17,243)    (11,158)    (67,950)    (13,439)     (5,872)     (4,522)     (5,521)     (7,209)
Provision for Income taxes .....            (29)        218         187         198         119          85         146          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net Loss .......................       $(17,214)   $(11,376)   $(68,137)   $(13,637)   $ (5,991)   $ (4,607)   $ (5,667)   $ (7,209)
                                       ========    ========    ========    ========    ========    ========    ========    ========

     Our revenue and operating results are difficult to forecast and will fluctuate, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful. As a result, they should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

     As of December 31, 2001, we had cash and cash equivalents aggregating $132.6 million and investments totaling approximately $42.0 million. In April 2000, we raised approximately $80.3 million through the completion of our initial public offering of common stock. In October 2000, we completed a follow-on offering of common stock, which generated net proceeds to us of $143.2 million. From inception through March 31, 2000, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million and, to a lesser extent, from bank financing.

     Our operating activities used cash of $29.6 million, $21.1 million and $13.9 million during 2001, 2000 and 1999, respectively. The negative operating cash flow in 2001 resulted principally from our net losses, partially offset by a decrease in accounts receivable and an increase in the restructuring accrual and the asset impairments. The negative operating cash flow in 2000 resulted principally from our net losses and increases in accounts receivable, prepaid expenses and other assets. These factors were partially offset by increases in accrued liabilities, deferred revenue and non-cash compensation and other expenses. The negative operating cash flow in 1999 resulted principally from our net losses as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth.

     Our investing activities used cash of $64.3 million, $9.1 million and $12.7 million during 2001, 2000 and 1999, respectively. Our use of cash for investing activities in 2001 relates primarily to the purchases of short-term and long-term investments, property and equipment and purchased technology offset by maturities of short-term investments. The use of cash for investing activities in 2000 relates primarily to restricted cash as security for a letters of credit on new facility leases, purchases of property and equipment and our acquisition of SpeechFront, offset by maturities of short-term investments. The use of cash for investing activities in 1999 relates primarily to purchases of short-term investments and purchases of property and equipment.

     Our financing activities generated cash of $7.6 million, $231.2 million and $43.1 million during 2001, 2000 and 1999, respectively. Net cash provided by financing activities in 2001 related primarily to cash proceeds from the sale of common stock of $8.0 million. Net cash provided by financing activities in 2000 related primarily to the cash proceeds from the sale of common stock of $223.3 million offset by the payment of debt of $2.3 million. Net cash provided by financing activities in 1999 related to the sale of preferred stock of $40.4 million.

     Our capital requirements depend on numerous factors. We may continue to report significant quarterly operating losses resulting in future negative operating cash flows. We do not plan to spend more than $5 million on capital expenditures in the next 12 months. We believe that our cash and cash equivalents, our short-term and long-term investments, and our borrowing capacity will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

     The following table summarizes our obligations and commercial commitments to make future payments under contracts:

                                                                                                        After 5
Contractual Obligations                          TOTAL       Current       1-3 years     4-5 years       years
-----------------------                         -------    -----------     ---------     ---------      -------
Operating leases .........................      $98,387     $ 9,658         $27,457       $17,487       $43,785



                                                           Less than 1                                  After 5
Other Commercial Commitments                     TOTAL        year         1 - years     4-5 years       years
-----------------------                         -------    -----------     ---------     ---------      -------
Standby Letters of Credit.................      $11,983     $     -         $     -       $     -       $11,983

The restricted cash secures our letters of credit of approximately $12.0 million invested with a bank, as required by landlords to meet rent deposits requirements for our leases on facilities (see Note 2).

Related Party

     Fidelity, one of our stockholders, is one of our customers. Revenues generated from this customer were approximately $237,000, $592,000 and $3.8 million for the years ending December 31, 2001, 2000 and 1999.

     Certain members of our Board of Directors also serve as directors for companies to which we sell products in the ordinary course of our business. We believe that the terms of our transactions with those companies are no less favorable to us than the terms that would have been obtained absent those relationships. In addition, certain members of our Board of Directors serve as directors or principals of entities that are investors in Nuance.

Recently Issued Accounting Pronouncements

     On June 29, 2001, the FASB approved for issuance SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired subsequent to June 30, 2001 will not be subject to amortization.

     Because we did not initiate any business combinations after June 30, 2001, the adoption of SFAS No. 141 does not have a material impact on our financial position or results of operations. SFAS No. 142 is effective beginning in the first quarter of 2002 with the exception of goodwill and intangibles assets acquired after June 30, 2001, which will be subject immediately to the non-amortization and amortization provisions.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,"and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 eliminates goodwill from its scope, therefore it does not require goodwill to be allocated to long-lived assets. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The statement is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. We are currently assessing the provisions of this statement to determine their impact on our consolidated results of operations and financial position.

     SpeechFront intangible assets amortization for the year ended December 31, 2001 was approximately $1.8 million. For the year ended December 31, 2001, we performed an impairment analysis of identifiable assets and goodwill and we recorded a charge of $7.6 million to the impairment of goodwill and other intangible assets. As of December 31, 2001, we have approximately $1.4 million remaining in intangible assets and no goodwill recorded in our financial statements.

     In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" ("the Announcement"). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the statement of operations. We have netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. Management is currently assessing the provisions of this announcement to determine its impact on our consolidated results of operations and financial position.

     In July 2001, the FASB's Emerging Issues Task Force (EITF) reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," EITF 00-25 generally requires that the consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset of revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company is required to adopt these new standards no later than the quarter ending March 31, 2002, and comparative financial statements are required to be reclassified to comply with the new pronouncement. The Company is assessing the impact EITF 00-25, EITF 01-09 on the Company's results of operations.

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

Interest Rate Risk

     As of December 31, 2001, we had cash and cash equivalents, short-term investments and long-term investments of $174.6 million. Any decline in interest rates over time would reduce our interest income from our short-term and long-term investments. Based upon our balance of cash and cash equivalents, short-term investments and long term investments, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $870,000.

     The following table summarizes the types and maturities of our investments for December 31, 2001 (in thousands):

                               Maturity                                 Maturity in
                             Less than 1     Maturity      Maturity     excess of 5    Total Fair
Source of Fair Value             year       1-3 years     4-5 years        years         Value
--------------------         -----------    ---------    ------------   -----------    ----------
U.S. Treasury notes            $ 5,175             -                -             -     $ 5,175
U.S. Government agency
 bonds                           2,001        22,386                -             -     $24,387
Corporate bonds                  6,157         3,361                -             -       9,518
Commercial paper                 2,897             -                -             -       2,897
                               -------       -------     ------------   -----------     -------
Total                          $16,230       $25,747     $          -   $         -     $41,977
                               =======       =======     ============   ===========     =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the Index to Consolidated Financial Statements which appears on page F-1 of this report. The Report of Independent Public Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this
Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes in and disagreements with our accountants on accounting and financial disclosure to date.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
Report of Independent Public Accountants ................................................................   F-2
Consolidated Balance Sheets at December 31, 2001 and 2000 ...............................................   F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 ..............   F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999 ...   F-5
Consolidated Statements of Cash Flow for the years ended December 31, 2001, 2000 and 1999 ...............   F-6
Notes to Consolidated Financial Statements ..............................................................   F-7

(a)(2)   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedule II -- Schedule of Valuation and Qualifying Accounts Schedule

       Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(a)(3) EXHIBITS

       See Index to Exhibits after Schedule II. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this document.

(b)    REPORTS ON FORM 8-K

       Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California on April 1, 2002.

                                     By: /s/ Ronald Croen
                                         ---------------------------------------
                                          Ronald Croen
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Ronald Croen and William Dewes, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his or her signatures as they may be signed by his or her said attorney to any and all amendments to said report.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

                   Signature                                        Title                           Date
---------------------------------------------     ------------------------------------------   ---------------
   /s/ Ronald Croen                               President, Chief Executive Officer and
---------------------------------------------
                  Ronald Croen                    Director (Principal Executive Officer)       April 1, 2002

   /s/ William Dewes                              Vice President and Chief Financial Officer
---------------------------------------------     (Principal Financial and Accounting          April 1, 2002
                 William Dewes                    Officer)

   /s/ Curtis Carlson                             Director                                     April 1, 2002
---------------------------------------------
                 Curtis Carlson

   /s/ Vinton Cerf                                Director                                     April 1, 2002
---------------------------------------------
                  Vinton Cerf

   /s/ Yogen Dalal                                Director                                     April 1, 2002
---------------------------------------------
                  Yogen Dalal

   /s/ Irwin Federman                             Director                                     April 1, 2002
---------------------------------------------
                 Irwin Federman

   /s/ Alan Herzig                                Director                                     April 1, 2002
---------------------------------------------
                  Alan Herzig

   /s/ Gary Morgenthaler                          Director                                     April 1, 2002
---------------------------------------------
               Gary Morgenthaler


   /s/ Philip Quigley                             Director                                     April 1, 2002
---------------------------------------------
                  Philip Quigley

                              NUANCE COMMUNICATION
                         INDEX TO FINANCIAL STATEMENTS

    Nuance Communications, Inc.:
        Report of Arthur Andersen LLP, Independent Public Accountants ....  F-2
        Consolidated Balance Sheets ......................................  F-3
        Consolidated Statements of Operations ............................  F-4
        Consolidated Statements of Stockholders' Equity ..................  F-5
        Consolidated Statements of Cash Flows ............................  F-6
        Notes to Consolidated Financial Statements .......................  F-7
        Schedule II--Valuation and Qualifying Accounts ................... F-29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Nuance Communications, Inc:

     We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements, and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuance Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   Arthur Andersen LLP
                                   San Jose, California
                                   January 21, 2002
                                   (except with respect to the matters discussed in Note 17, as to which the dates are January 24, 2002 and March 1, 2002, respectively)

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS )

                                                                                    December 31,
                                                                               ----------------------
                                                                                  2001         2000
                                                                               ---------    ---------
                               ASSETS

Current assets:
    Cash and cash equivalents ..............................................   $ 132,618    $ 219,047
    Short-term investments .................................................      16,230        8,728
    Accounts receivable, net of allowance for doubtful accounts of
       $1,312 and $1,823, respectively .....................................       6,399       19,106
    Prepaid expenses and current assets ....................................       4,920        4,280
                                                                               ---------    ---------
       Total current assets ................................................     160,167      251,161
    Property and equipment, net ............................................       8,502        9,414
    Intangible assets ......................................................       1,393        5,217
    Restricted Cash ........................................................      11,983       11,628
    Long-term investments ..................................................      25,747           --
    Other assets ...........................................................         439        1,918
                                                                               ---------    ---------
       Total assets ........................................................   $ 208,231    $ 279,338
                                                                               =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ......................................   $      --    $      12
    Accounts payable .......................................................       1,385        1,649
    Accrued liabilities ....................................................      10,300       12,389
Current-Restructuring accrual ..............................................       8,974           --
    Deferred revenue .......................................................      10,836       10,745
                                                                               ---------    ---------
       Total current liabilities ...........................................      31,495       24,795
    Long-term debt, less current portion ...................................          --           32
    Long-term-Restructuring accrual ........................................      20,169           --
    Other liabilities ......................................................       1,742        2,520
                                                                               ---------    ---------
       Total liabilities ...................................................      53,406       27,347
                                                                               ---------    ---------
Commitments and Contingencies (Note 11)
Stockholders' Equity
    Common stock, $.001 par value, 250,000,000 shares authorized; 33,198,051
       shares and 32,158,875 shares issued and outstanding, respectively ...          33           32
    Additional paid-in capital .............................................     324,371      316,958
    Deferred stock compensation ............................................      (1,532)      (7,636)
    Accumulated other comprehensive loss ...................................        (335)         (16)
    Accumulated deficit ....................................................    (167,712)     (57,347)
                                                                               ---------    ---------
       Total stockholders' equity ..........................................     154,825      251,991
                                                                               ---------    ---------
       Total liabilities and stockholders' equity ..........................   $ 208,231    $ 279,338
                                                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               Year Ended December 31,
                                                                        ------------------------------------
                                                                           2001         2000         1999
                                                                        ----------   ----------   ----------
Revenue:
    License .....................................................       $  20,759    $  37,551    $  13,613
    Service .....................................................           9,931        8,134        3,042
    Maintenance .................................................           8,535        6,133        2,912
                                                                        ---------    ---------    ---------
       Total revenue ............................................          39,225       51,818       19,567
                                                                        ---------    ---------    ---------
Cost of revenue:
    License .....................................................             275           53           --
    Service and maintenance......................................          15,917       10,699        5,460
                                                                        ---------    ---------    ---------
       Total cost of revenue ....................................          16,192       10,752        5,460
                                                                        ---------    ---------    ---------
Gross profit ....................................................          23,033       41,066       14,107
                                                                        ---------    ---------    ---------
Operating expenses:
    Sales and marketing (1) .....................................          38,876       34,072       17,636
    Research and development (1) ................................          18,779       20,160       11,793
    General and administrative (1) ..............................          13,487        9,978        3,517
    Acquired in-process research and development ................              --        1,500           --
    Amortization of SpeechFront intangible assets ...............           1,912          319           --
    Non-cash compensation expense ...............................           5,569        4,862          310
    Restructuring charge and asset impairments ..................          62,191           --           --
                                                                        ---------    ---------    ---------
       Total operating expenses .................................         140,814       70,891       33,256
                                                                        ---------    ---------    ---------
Loss from operations ............................................        (117,781)     (29,825)     (19,149)
    Interest and other income, net ..............................           7,990        6,701          697
                                                                        ---------    ---------    ---------
Loss before provision for income taxes ..........................        (109,791)     (23,124)     (18,452)
    Provision for income taxes ..................................             574          350           22
                                                                        ---------    ---------    ---------
       Net loss .................................................       $(110,365)   $ (23,474)   $ (18,474)
                                                                        =========    =========    =========
Basic and diluted net loss per share .............................      $   (3.40)   $   (1.03)   $   (6.32)
                                                                        =========    =========    =========
Shares used to compute basic and diluted net loss per share.......         32,480       22,717        2,924
                                                                        =========    =========    =========

__________

(1)  Excludes non-cash compensation as follows:

Sales and marketing .............................................       $   2,161    $   1,171    $      95
Research and development ........................................           2,688        2,293          125
General and administrative ......................................             720        1,398           90
                                                                        ---------    ---------    ---------
                                                                        $   5,569    $   4,862    $     310
                                                                        =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          Preferred Stock            Common Stock
                                                     -------------------------  ------------------------                     Stock
                                                                                                              Paid-in       Compen-
                                                        Shares        Amount       Shares       Amount        Capital       sation
                                                     ------------   ----------  ------------   ---------    ----------    ----------
Balance at December 31, 1998 ......................  $ 15,226,022   $      15      2,749,679   $      3      $  29,641     $     --
Issuance of warrant to purchase preferred stock....            --          --             --         --            124           --
Issuance of common stock for services provided.....            --          --          6,423         --             43           --
Exercise of common stock options ..................            --          --        484,247         --            285           --
Deferred stock compensation .......................            --          --             --         --          5,924       (5,924)
Amortization of deferred stock compensation .......            --          --             --         --             --          310
Issuance of Series E convertible preferred
  stock, net ......................................     4,499,964           5             --         --         40,398           --
Net loss ..........................................            --          --             --         --             --           --
                                                     ------------   ----------  ------------   ---------    ----------    ---------
Balance at December 31, 1999 ......................    19,725,986          20      3,240,349          3         76,415       (5,614)
Fidelity exercise of preferred Series D warrant....       200,000          --             --         --          1,000           --
Conversion of preferred stock to common stock......   (19,925,986)         20     19,925,986         20             --           --
Additional Series E financing costs ...............            --          --             --         --           (161)          --
Issuance of common stock in Initial Public
  Offering, net of offering costs of $7,700 .......            --          --      5,175,000          5         80,245           --
Issuance of common stock in Follow-on offering,
  net of offering costs of $8,832 .................            --          --      1,256,793          2        143,240           --
Exercise of common stock options ..................            --          --      2,371,235          2          7,127           --
Repurchase of common stock ........................            --          --         (9,334)        --             (8)          --
ESPP common stock issued ..........................            --          --        157,965         --          2,127           --
Restricted stock granted ..........................            --          --          1,000         --             --           --
Issuance of common stock for services provided.....            --          --          8,860         --             89           --
Cashless exercise of Series B Warrant .............            --          --         31,021         --             --           --
Foreign currency translation loss .................            --          --             --         --             --           --
Deferred stock compensation .......................            --          --             --         --          2,818       (2,818)
Deferred stock compensation related to
  acquisition of SpeechFront ......................            --          --             --         --          4,066       (4,066)
Amortization of deferred stock compensation .......            --          --             --         --             --        4,862
Net loss ..........................................            --          --             --         --             --           --
                                                     ------------   ----------  ------------   ---------    ----------    ---------
Balance at December 31, 2000 ......................            --          --     32,158,875         32        316,958       (7,636)
Exercise of common stock options ..................            --          --        649,233          1          4,075           --
Repurchase of common stock ........................            --          --        (68,947)        --           (365)          --
Issuance of Onstar warrant ........................            --          --             --         --            526           --
ESPP common stock issued ..........................            --          --        458,890         --          3,960           --
Non-cash compensation for change in stock
  options .........................................            --          --             --         --            216           --
Amortization of deferred stock compensation .......            --          --             --         --             --        5,105
Deferred stock compensation adjustment ............            --          --             --         --           (999)         999
Change in unrealized loss on investment ...........            --          --             --         --             --           --
Foreign currency translation loss .................            --          --             --         --             --           --
Net loss ..........................................            --          --             --         --             --           --
                                                     ------------   ----------  ------------   ---------    ----------    ---------
Balance at December 31, 2001 ......................            --   $      --     33,198,051   $     33        324,371     $ (1,532)
                                                     ============   ==========  ============   =========    ==========    =========

                                                        Accumulated
                                                           Other
                                                        Comprehensive    Accumulated    Stockholders'    Comprehensive
                                                            Loss           Deficit         Equity            Loss
                                                        -----------      -----------    ------------     -------------
Balance at December 31, 1998 ......................        $     --      $  (15,399)     $   14,260      $  (14,925)
Issuance of warrant to purchase preferred stock....              --              --             124              --
Issuance of common stock for services provided ....              --              --              43              --
Exercise of common stock options ..................              --              --             285              --
Deferred stock compensation .......................              --              --              --              --
Amortization of deferred stock compensation .......              --              --             310              --
Issuance of Series E convertible preferred
  stock, net ......................................              --              --          40,403              --
Net loss ..........................................              --         (18,474)        (18,474)        (18,474)
                                                           --------      ----------      ----------      ----------
Balance at December 31, 1999 ......................              --         (33,873)         36,951         (18,474)
                                                                                                         ==========
Fidelity exercise of preferred Series D warrant....              --              --           1,000              --
Conversion of preferred stock to common stock .....              --              --              --              --
Additional Series E financing costs ...............              --              --            (161)             --
Issuance of common stock in Initial Public
  Offering, net of offering costs of $7,700 .......              --              --          80,250              --
Issuance of common stock in Follow-up offering,
  net of offering costs of $8,832 .................              --              --         143,242              --
Exercise of common stock options ..................              --              --           7,129              --
Repurchase of common stock ........................              --              --              (8)             --
ESPP common stock issued ..........................              --              --           2,127              --
Restricted stock granted ..........................              --              --              --              --
Issuance of common stock for services provided ....              --              89              --              --
Cashless exercise of Series B Warrant .............              --              --              --              --
Foreign currency translation loss .................             (16)             --             (16)            (16)
Deferred stock compensation .......................              --              --              --              --
Deferred stock compensation related to
  acquisition of SpeechFront ......................              --              --              --              --
Amortization of deferred stock compensation .......              --              --           4,862              --
Net loss ..........................................              --         (23,474)        (23,474)        (23,474)
                                                           --------      ----------      ----------      ----------
Balance at December 31, 2000 ......................             (16)        (57,347)        251,991         (23,490)
                                                                                                         ==========
Exercise of common stock options ..................              --              --           4,076              --
Repurchase of common stock ........................              --              --            (365)             --
Non-cash compensation associated with Onstar
  warrant .........................................              --              --             526              --
ESPP common stock issued ..........................              --              --           3,960              --
Non-cash compensation for change in stock
  options .........................................              --              --             216              --
Amortization of deferred stock compensation .......              --              --           5,105              --
Deferred stock compensation adjustment ............              --              --               0              --
Change in unrealized loss on investment ...........            (108)             --            (108)           (108)
Foreign currency translation loss .................            (211)             --            (211)           (211)
Net loss ..........................................              --        (110,365)     $ (110,365)     $ (110,365)
                                                           --------      ----------      ----------      ----------
Balance at December 31, 2001 ......................        $   (335)     $ (167,712)     $  154,825      $ (110,684)
                                                           ========      ==========      ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            Year Ended December 31,
                                                                                   -----------------------------------------
                                                                                      2001            2000            1999
                                                                                   ---------       ---------       ---------
Cash flows from operating activities:
   Net Loss .................................................................      $(110,365)      $ (23,474)      $ (18,474)
   Adjustments to reconcile net loss to net cash used in operating activities
       Asset impairments ....................................................         28,061              --              --
       Depreciation and amortization on property and equipment ..............          4,409           2,663           1,179
       Write-off of in-process research and development .....................             --           1,500              --
       Loss on fixed asset disposals ........................................            355              --              --
       Amortization of SpeechFront intangibles and purchased technology .....          3,188             319              --
       Non-cash compensation expense ........................................          5,569           4,951             353
       Provision for doubtful accounts ......................................            521           1,464             221
       Deferred income taxes ................................................           (238)           (110)             --
       Write-off  of excess inventory .......................................            275              --              --
       Fair value of common stock options and warrants ......................             --              --             124
Changes in operating assets and liabilities:
   Accounts receivable ......................................................         12,186         (15,678)         (3,278)
   Prepaids and other assets ................................................            371          (2,953)         (2,498)
   Restructuring accrual ....................................................         29,143              --              --
   Accounts payable .........................................................           (264)         (1,375)          1,622
   Accrued liabilities and other liabilities ................................         (2,870)          5,554           4,054
   Deferred revenue .........................................................             91           6,408           2,780
                                                                                   ---------       ---------       ---------
       Net cash used for operating activities ...............................        (29,568)        (20,731)        (13,917)
                                                                                   ---------       ---------       ---------
Cash flows from investing activities:
   Purchase of short-term investments .......................................        (16,253)        (22,394)        (76,908)
   Purchase of long-term investments ........................................        (25,832)             --              --
   Maturities of short-term investments .....................................          8,728          37,019          67,779
   Purchase of property and equipment .......................................        (24,275)         (7,735)         (3,587)
   Cash used for SpeechFront acquisition, less cash received ................             --          (4,743)             --
   Purchase of technology ...................................................         (7,000)             --              --
   Increase in restricted cash ..............................................            355         (11,628)             --
                                                                                   ---------       ---------       ---------
       Net cash used for investing activities ...............................        (64,277)         (9,481)        (12,716)
                                                                                   ---------       ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net ...........................             --              --          40,403
   Purchase of common stock .................................................           (365)             (8)             --
   Proceeds from issuance of common stock, net ..............................             --         223,331              --
   Proceeds from exercise of stock options ..................................          4,076           7,129             285
   Proceeds from exercise of preferred stock warrant ........................             --           1,000              --
   Proceeds from ESPP .......................................................          3,960           2,127              --
   Proceeds from borrowings .................................................             --              --           2,835
   Repayment of borrowings ..................................................            (44)         (2,377)           (459)
                                                                                   ---------       ---------       ---------
   Net cash provided by financing activities ................................          7,627         231,202          43,064
                                                                                   ---------       ---------       ---------
Effect of exchange rate fluctuations on cash and cash equivalents ...........           (211)            (16)             --
                                                                                   ---------       ---------       ---------
Net (decrease) increase in cash and cash equivalents ........................        (86,429)        200,974          16,431
Cash and cash equivalents, beginning of period ..............................        219,047          18,073           1,642
                                                                                   ---------       ---------       ---------
Cash and cash equivalents, end of period ....................................        132,618         219,047          18,073
                                                                                   =========       =========       =========

Supplementary disclosures of cash flow information:
   Cash paid during the period for:
       Interest..............................................................      $      17       $     113       $      62
       Income taxes..........................................................      $     257       $       8       $      --

Supplementary disclosures of non-cash transactions:
       Warrant issued to OnStar..............................................      $     526       $      --       $      --
       Unrealized loss on available-for-sale securities......................      $     108       $      --       $      --

  The accompanying notes are an integral part of these consolidated financial statements.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS:

     Nuance Communications, Inc. (the "Company") was incorporated on July 15, 1994 in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware to develop, market and support software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. Our software platform consists of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of value-added resellers, original equipment manufacturers, systems integrators and directly to the end users.

     The Company is subject to a number of risks associated with companies in a similar stage of development, including a history of net losses and the expectation to continue to incur losses; volatility of and rapid change in the speech software industry; potential competition from larger, more established companies; and dependence on key employees for technology and support.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                           Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

    Use of Estimates in the Preparation of Consolidated Financial Statements

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                            Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of money market accounts, certificate of deposits and deposits with banks. Cash and cash equivalents are recorded at cost which approximates fair value.

                                   Investments

     The Company's investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with maturities of less than one year are considered to be short-term. All investments are primarily held in the Company's name at a major financial institution. At December 31, 2001, all of the Company's investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market price, with net unrealized gain or loss included in the "Accumulated Other Comprehensive Loss," in the accompanying consolidate balance sheets.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:


Computer equipment and software ....................   2 - 3 years
Furniture and fixtures .............................   5 years
Leasehold improvements .............................   Shorter of lease term or
                                                       estimated useful life

During the year ended December 31, 2001, in conjunction with the restructuring plan, the Company recorded a write-off $20.4 million of leasehold improvements relating to the new facility the Company did not occupy (see Note 9).

                                 Restricted Cash

     The Company had $12.0 million and $11.6 million restricted cash for the years ended December 31, 2001 and 2000, respectively. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities. The restricted cash represents investments in certificate of deposits.

                                Intangible assets

     Goodwill and intangible assets are amortized using the straight-line method over periods ranging from 18 months to five years. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill and other intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted future net cash flows over the remaining life of the asset to determine if impairment has occurred. An impairment in the carrying value of an asset is assessed when the undiscounted expected future operating cash flows derived from the asset are less than its carrying value. If the Company determines an asset has been impaired, the impairment is recorded based on the fair value of the impaired asset. For the year ending December 31, 2001, we recorded a $7.6 million charge related to the impairment of goodwill and intangible assets in accordance with the accounting principles under SFAS No. 121, II Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of II (see Note
10).

     The Company's intangible assets consisted of the following (in thousands):

                                              2001                 2000
                                           ----------          ------------
Goodwill ..............................    $    5,336          $      5,336

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Workforce ...................................        200         200
     Purchased technology.........................      7,000           -
                                                   ----------  ----------
     Total intangible assets......................     12,536       5,536
     Less: Accumulated amortization ..............     (3,507)       (319)
     Less: Asset impairments......................     (7,636)          -
                                                   ----------  ----------
                                                   $    1,393  $    5,217
                                                   ==========  ==========

     Amortization of goodwill and workforce are recorded as "Amortization of SpeechFront intangibles" and purchased technology is amortized as "Research and development" expense in the accompanying consolidated Statement of Operations.

     As of December 31, 2001, goodwill and workforce have been fully amortized or impaired (see Note 10).

                               Revenue Recognition

     Our license revenue consists of license fees for our software products. The license fees for our software are calculated using two variables, one of which is the maximum number of simultaneous end-user connections to an application running on the platform and the other of which is the value attributed to the functional use of the software.

     We apply the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products and sales of hardware where the software is not incidental.

     All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable.

     We use a signed contract or purchase order as evidence of an arrangement for licenses and maintenance renewals. For services, we use a signed statement of work to evidence an arrangement. Software is delivered to customers electronically or on a CD-ROM. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess collectibility based on a number of factors, including the customer's past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

     We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when

                  NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

delivery occurs. License revenue from value-added resellers and OEMs is recognized when product has been sold through to an end user and such sell-through has been reported to the Company.

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

     Service revenue consists of revenue from providing consulting and training. Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on services contracts, if any, are recognized as soon as such losses become known.

     Maintenance revenue consists of fees for providing technical support and software updates. We recognize all maintenance revenue ratably over the contract term. Customers renew maintenance agreements annually.

     Cost of license revenue consists primarily of license fees payable on third-party software products, documentation, media costs and inventory writedowns. Cost of service revenue consists of compensation and related overhead costs for employees engaged in consulting, training and maintenance for our customers.

                                Deferred Revenue

     Deferred revenue includes unearned license revenue and prepaid for maintenance and professional services that will be recognized as revenue in the future as the Company delivers licenses and performs services.

                                   Commissions

     The Company records deferred commission costs primarily as a result of sales commissions due or paid to employees relating to contracts that have been signed for which revenue has not yet been recognized. The Company will recognize the commission expense in the future in the period in which the related revenue is recognized under the contracts. The Company has recorded $185,000 and $1.3 million of deferred commission costs in prepaid and other current assets as of December 31, 2001 and December 31, 2000, respectively.

                           Software Development Costs

                  NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. Once established, these costs would be capitalized. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technologies. Amounts that could have been capitalized under SFAS No. 86 were insignificant and, therefore, no costs have been capitalized to date.

                          Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is deemed to be the local country's currency. Consequently, assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of "Accumulated Other Comprehensive Loss" in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in "Interest and Other Income, net" in the accompanying consolidated statements of operations.

                               Comprehensive Loss

     Comprehensive loss includes net loss and all non-owner charges to stockholders' equity, which for the Company, is foreign currency translation and changes in unrealized gains and losses on investments. The Company had no items of comprehensive loss prior to January 1, 2000. For the years ended December 31, 2001 and 2000, cumulative foreign currency translation losses are $227,000 and $16,000, respectively. For the years ended December 31, 2001 and 2000, unrealized in from investments are $108,000 and $0, respectively.

                               Net Loss Per Share

     Net loss per share is calculated under SFAS No. 128, "Earnings Per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options, warrants and exchangeable shares held in escrow are antidilutive. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. The total number of shares excluded from diluted net loss per share was 8,281,000 shares, 6,645,000 shares and 5,729,000 shares for fiscal years 2001, 2000 and 1999, respectively.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                Year Ended December 31,
                                       -----------------------------------------
                                          2001            2000            1999
                                       ---------       ---------       ---------

                  NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net loss ......................................................      $(110,365)      $ (23,474)      $ (18,474)
                                                                     =========       =========       =========
Basic:
Weighted average shares of common stock outstanding ...........         32,738          23,249           2,958
Less: Weighted average shares of common stock subject to
   repurchase .................................................           (258)           (532)            (34)
                                                                     ---------       ---------       ---------
Weighted average shares used in computing basic and diluted net
   loss per share .............................................         32,480          22,717           2,924
                                                                     =========       =========       =========
Basic and diluted net loss per share ..........................      $   (3.40)      $   (1.03)      $   (6.32)
                                                                     =========       =========       =========

Recent Accounting Pronouncements

     On June 29, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired subsequent to June 30, 2001 will not be subject to amortization.

     Because the Company did not initiate any business combinations after June 30, 2001, the adoption of SFAS No. 141 does not have a material impact on the Company's financial position or results of operations. SFAS No. 142 is effective beginning in the first quarter of 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 eliminates goodwill from its scope, therefore it does not require goodwill to be allocated to long-lived assets. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The statement is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management is currently assessing the provisions of this statement to determine its impact on the Company's consolidated results of operations and financial position.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Goodwill amortization for the year ended December 31, 2001 was approximately $1.9 million. For the year ended December 31, 2001, we performed an impairment analysis of identifiable assets and goodwill and we recorded a charge of $7.6 million to the impairment of goodwill and other intangible assets. As of December 31, 2001, we have approximately $1.4 million remaining in intangible assets and no goodwill recorded in our financial statements.

     In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred" ("the Announcement"). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the statement of operations. The Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. The Company will adopt the Announcement beginning in the first quarter of 2002.

     In July 2001, the FASB's Emerging Issues Task Force (EITF) reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," EITF 00-25 generally requires that the consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset of revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company is required to adopt these new standards no later than the quarter ending March 31, 2002, and comparative financial statements are required to be reclassified to comply with the new pronouncement. The Company is assessing the impact EITF 00-25, EITF 01-09 on the Company's results of operations.

Reclassification

     Certain prior year amounts have been classified to conform with current year presentation.

3. ACQUISITION:

     On November 10, 2000, in an acquisition accounted for under the purchase method of accounting, the Company acquired all the outstanding shares of SpeechFront Inc. ("SpeechFront") for approximately $7.1 million, including acquisition costs of approximately $129,000. SpeechFront was a developer of voice instant messaging systems. The consideration included approximately 16,590 shares of the Company common stock valued at $1.7 million and cash of approximately $5.3 million. The purchase agreement contained additional payments, of approximately $4.1 million, to be made in common stock, approximately 38,710 shares, contingent upon the continued employment of the founders of SpeechFront. Maximum future payments, contingent solely on continued employment of the founders, is $1.7 million, approximately 16,590 shares, and is payable upon the eighteen month anniversary of the acquisition date, which is May 2002. The remaining $2.4 million, approximately 22,120 shares, also relates to the continued employment of the founders, and is payable upon the twelve month anniversary of the acquisition date, which is November 2001, or earlier if certain performance milestones are achieved. The contingent payments are recorded as compensation expense over the term of the employment condition and not as part of the purchase price. Upon consummation of the acquisition, the Company established an escrow account for these contingent payments.

     The allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value are as follows (in thousands):

Cash ...................................................  $   136
Other current assets ...................................        7
Property and equipment .................................       66
Acquired in-process research and development ...........    1,500
Goodwill ...............................................    5,336
Workforce ..............................................      200
                                                          -------
                                                            7,245
Less: Liabilities assumed ..............................      (95)
                                                          -------
                                                          $ 7,150
                                                          =======

                 NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The proforma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of 1999, are not significant, and accordingly, have not been presented.

     At the time of acquisition, the Company expensed $1.5 million of purchased in-process research and development. Other purchased intangible assets, including goodwill and workforce of approximately $5.5 million are being amortized a straight-line basis over their estimated useful lives of thirty-six and eighteen months, respectively. Beginning on November 10, 2000, SpeechFront's operating results were included with those of the Company. The value assigned to purchased in-process technology, based on the income method prepared by an independent third-party was determined by identifying research projects in areas for which technological feasibility had not been established. SpeechFront's in-process projects included the research and development associated with the voice instant messaging + Mobile HQ product.

     The value of in-process research and development was determined by estimating the costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from such project and discounting the net cash flows back to their present value. The discount rate includes a risk-adjusted discount rate to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The risk-adjusted discount rate applied to the projects' cash flows was 30% for the in-process technology. The Company believed that the estimated in-process technology amounts represent fair value and do not exceed the amount a third-party would pay for the projects. The valuation included cash inflows from in-process technology through 2006 with revenues commencing in 2002. Where appropriate, the Company allocated anticipated cash flows from an in-process research and development project to reflect contributions of the core technology.

     At the time of the acquisition, SpeechFront's remaining tasks were approximately 35 percent complete based on engineering man-month data and technological progress. The Company estimates that it will cost approximately $466,000 to complete the project with significant remaining development efforts, which were expected to be completed in the next 4 to 6 months. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and Nuance may not realize the financial benefits expected from the projects.

     For the year ending December 31, 2001, we reviewed the carrying value of the assets related to the SpeechFront acquisition based on existing business conditions and determined that the voice instant messaging system technologies under development during the year 2001 were not aligned with our revised strategy and will not be utilized. As a result, we recorded an asset impairment (see Note 10).

     During 2001, we entered into an agreement with a third-party that gives us non-exclusive intellectual property rights to text to speech software code. We paid $7.0 million for this purchased technology which has been capitalized in the accompanying Consolidated Balance Sheets as the technology has alternative use and will be amortized over its useful life estimated to be five years. The Company is in the process of incorporating the text to speech technology into their platform. During the development stage, this technology is being amortized to research and development expense, and when the product is generally available for sale which is expected to be in the first quarter of 2002, the technology will be amortized to cost of sales. The agreement includes a royalty clause in which Nuance will pay 5% of all net revenue attributable to sublicenses of this technology to a third party. The term of the royalty payments is 8 years.

     For the year ending December 31, 2001, we recorded a $7.6 million charge related to impairments of intangible assets in accordance with the accounting principles under SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for the Long-Lived Assets to be Disposed Of." (see Note 10).

4.   SIGNIFICANT CONCENTRATIONS:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Five customers comprised approximately 42% and 41% of the accounts receivable balance at December 31, 2001 and 2000, respectively.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     For the years ended December 31, 2001 and 2000, certain customers accounted for 10% or more of the accounts receivable balance as follows:

                                                                      December 31,
                                                            ------------------------------
                                                                 2001            2000
                                                            --------------  --------------
Customer A ..............................................             10%             10%
Customer B ..............................................             10%              *

     For the years ended December 31, 2001, 2000 and 1999, certain customers individually accounted for more than 10% of revenue as follows:

                                                                        Year Ended December 31,
                                                            ----------------------------------------------
                                                                 2001            2000            1999
                                                            --------------  --------------  --------------
Customer A ..............................................        18%             22%             25%
Customer C ..............................................          *              *              20%

________________
* Represents less than 10% for the indicated period.

     In 2001, 2000 and 1999, the Company's revenue attributable to indirect sales through resellers was 75%, 72% and 56%, respectively. One reseller accounted for 18%, 22% and 25% of total revenue in 2001, 2000 and 1999, respectively.

5.   INVENTORY:

     During the year ended December 31, 2001, the Company purchased $550,000 of third-party software to complement its core platform. This inventory of software is recorded at the lower of cost or market. At December 31, 2001, we evaluated the third party software and charged the excess inventory to cost of goods sold of $275,000, which was caused by lower-than-expected demand. We will continue to assess the remaining carrying value of the inventory in relation to recovery of future revenues.

6.   BALANCE SHEET DETAIL:

     The Company's property and equipment and accrued liabilities consisted of the following (in thousands):

                                                                      December 31,
                                                            ------------------------------
                                                                 2001            2000
                                                            --------------  --------------
Property and equipment:
Computer equipment and software .........................      $   13,838      $   10,508
Furniture and fixtures ..................................           1,659           2,427
Leasehold improvements ..................................           1,471           1,323
                                                               ----------      ----------
Total property and equipment ............................          16,968          14,258

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Less: Accumulated depreciation and amortization .........          (8,466)        (4,844)
                                                               ----------     ----------
                                                               $    8,502     $    9,414
                                                               ==========     ==========

During year ended December 31, 2001, in conjunction with the restructuring plan, the Company recorded a purchase and an impairment $20.4 million of leasehold improvements relating to the new facility the Company did not occupy (see Note
9).

Accrued liabilities:
Accrued payroll and related benefits ....................      $    4,544      $    7,734
Other accrued liabilities ...............................           5,756           4,655
                                                               ----------      ----------
Total ...................................................      $   10,300      $   12,389
                                                               ==========      ==========

7.   INVESTMENTS:

     The Company maintains an investment portfolio to support current operations and to take advantage of investment opportunities. All investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gain or loss included in the "Accumulated Other Comprehensive Loss" in the accompanying consolidated balance sheet.

     At December 31, 2001 the Company's investments were comprised of the following (in thousands):

                                                               Amortized      Unrealized      Unrealized
                                                                 Cost            Gains          Losses        Fair Value
                                                            --------------  --------------  --------------  --------------
U.S. Treasury notes .....................................      $    5,175               -               -           5,175
U.S. Government agency bonds ............................          24,468               -             (81)         24,387
Corporate bonds .........................................           9,545               4             (31)          9,518
Commercial paper ........................................           2,897               -               -           2,897
                                                               ----------      ----------      ----------      ----------
Total ...................................................      $   42,085               4            (112)     $   41,977
                                                               ==========      ==========      ==========      ==========

Reported as:
Short-term investments                                                                                         $   16,230
Long-term investments                                                                                              25,747
                                                                                                               ----------
                                                                                                               $   41,977
                                                                                                               ==========

     Realized gains and losses on the sale of investments for the period ended December 31, 2001 were not material.

     At December 31, 2001, the Company's investments will mature as follows (in thousands):

                               Maturity                                 Maturity in
                             Less than 1     Maturity      Maturity     excess of 5    Total Fair
                                 year       1-3 years     4-5 years        years         Value
                             -----------    ---------    ------------   -----------    ----------
U.S. Treasury notes            $ 5,175             -                -             -     $ 5,175
Government agency bonds          2,001        22,386                -             -     $24,387
Corporate bonds                  6,157         3,361                -             -       9,518
Commercial paper                 2,897             -                -             -       2,897
                               -------       -------     ------------   -----------     -------
Total                          $16,230       $25,747     $          -   $         -     $41,977
                               =======       =======     ============   ===========     =======

     At December 31, 2000, the Company's short-term investments of $8.7 million consisted of primarily U.S. government notes and bonds. There were no long-term investments at December 31, 2000.

8.   DEBT:

     In July 1999, the Company entered into a loan and security agreement with a bank, which provides for borrowings for purchases of property and equipment of up to $2.0 million, and borrowings for cash management purposes of up to $250,000. Amounts borrowed under the agreement bore interest at the bank's prime rate plus 0.75% (9.25% at December 31, 1999). Borrowings for purchases of property and equipment

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were payable in 36 equal installments beginning in January 2000, which was repaid in the second quarter of 2000.

     In October 1999, the Company's Canadian subsidiary entered into a revolving line of credit under which it can borrow up to $600,000 in Canadian dollars. The revolving line of credit, secured by a letter of credit from the Company's primary bank, bears interest at the lender's prime rate plus 0.5% per annum. The line of credit was not utilized during 2001 and was cancelled in October 2001.

     In November 2000, in connection with the SpeechFront acquisition, the Company assumed certain capital leases of approximately $ 45,500. These leases bore interest at rates ranging from 17% to 22% and were paid off in February 2001.

9.   RESTRUCTURING:

     In April 2001, the Company's Board of Directors approved a restructuring plan that would align the Company's expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, the Company recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.4 million on tenant improvement (see Note 10).

     In connection with the restructuring plan, the Company decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant
(2) sublease terms (3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). The Company has estimated that the high end of the lease loss could be $55 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

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

     The restructuring charges for the year ending December 31, 2001 is as follows (in millions):

                                                                             Severance and
                                                                                Related           Total
                                                              Lease Loss       Benefits       Restructuring
                                                            --------------  ---------------  ---------------
Total charge for the year ending December 31, 2001 ......             32.6             1.5            34.1

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amount utilized in the year ending December 31, 2001..                (3.6)           (1.4)           (5.0)
                                                               -----------     -----------     -----------

Accrual balance at December 31, 2001 .................         $      29.0     $       0.1     $      29.1
                                                               ===========     ===========     ===========

     Total cash outlay for the restructuring plan is expected to be $34.1 million, of which $5.0 million was paid through December 31, 2001 and the $29.1 million remain accrued at December 31, 2001. We expect $8.9 million of the lease loss to be paid out over the next twelve months, and the remaining $20.1 million to be paid out over the remaining life of the lease of approximately 10 years. We expect the remaining $100,000 of employee severance and related benefits accrual to be paid out by March 31, 2002.

     In January 2002, the Company announced a restructuring plan that would reduce its workforce by approximately 10%. These charges are being recorded primarily to realign the sales organization, to align the Company's cost structure with changing market conditions and to create a more efficient organization (See Note 17).

10.  ASSET IMPAIRMENTS:

     The Company assesses the impairments of long-lived assets, including identifiable intangibles, in accordance with the provisions of SFAS No. 121 Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of.

     In connection with the restructuring plan, the Company decided not to occupy its new headquarters facility and recorded an asset impairment charge of $20.9 million on related tenant improvements during the quarter ended June 30, 2001. Included in the $20.9 million asset impairment charge was approximately $900,000 for leasehold improvements under construction. During the quarter ended December 31, 2001, the Company decreased this estimate by approximately $475,000.

     In connection with our SpeechFront acquisition in November 2000, we allocated purchase price to goodwill and workforce of $5.5 million. During the quarter ending December 31, 2001, we reviewed the existing business conditions and determined that the voice instant messaging system technologies under development during 2001 were not aligned to the Company's revised strategy and will not be utilized. As a result, the Company has decided to cease its development of instant messaging system technologies and impaired the remaining asset balance as of December 31, 2001, which has resulted in a charge of $3.2 million.

     During the year, the Company recorded $7 million related to purchased text to speech technology. For the period ending December 31, 2001, the Company amortized $1.2 million to research and development as the product was being developed into Nuance's text to speech product offering. During the quarter ending December 31, 2001, the Company reviewed the current value of these intangible assets based on an analysis which considered existing business conditions and economic declines including the overall declines in industry growth rates that have negatively impacted expected future revenue. Based on consideration of these factors, the Company performed an evaluation of the recoverability of this asset using undiscounted cash flows. This analysis indicated that the asset was impaired, accordingly, such asset was written down by $4.4 million to estimated fair value based on estimated discounted future cash flows.

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES:

Facilities

     The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. Future minimum lease payments under these agreements, including the Company's new facilities lease, as of December 31, 2001, are as follows (in thousands):

                       Fiscal Year                           Operating Lease
---------------------------------------------------------   -----------------
2002 ....................................................      $    9,658
2003 ....................................................           9,727
2004 ....................................................           9,253
2005 ....................................................           8,477
2006 ....................................................           8,778
Thereafter ..............................................          52,494
                                                               ----------
Total minimum lease payments ............................      $   98,387
                                                               ==========

In May 2000, the Company entered into a lease for its new headquarters facility. The lease has an eleven-year term, which began in August 2001, and provides for monthly rent payments starting at approximately $600,000. An $12.0 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the restructuring plan (see Note 9), the Company decided not to occupy this new leased facility and has recorded a lease loss of $32.6 million related to future lease commitments, net of expected sublease income. The future minimum lease payment table referenced above does not include estimated sublease income.

     Rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $2.8 million, $1.9 million and $1.2 million, respectively.

Royalties

     During 2001, we entered into an agreement with a third-party that gives us non-exclusive intellectual property rights to text to speech software code. We paid $7.0 million for this purchased technology which has been capitalized. The agreement includes a royalty clause in which Nuance will pay 5% of all net revenue attributable to sublicenses of this technology to the third party. The term of the royalty payments is 8 years.

Legal

     In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. Those lawsuits have been consolidated and an amended complaint has been filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that these allegations are without merit and we are defending the litigation vigorously. In response to our motion to dismiss, the court has ordered the plaintiffs to file 2 new, amended complaint. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

     In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

     In August 2001, the first of a number of complaints was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased Nuance stock between April 12, 2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits concerning more than 300 other companies' initial public offerings have been filed in 2001. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

     The Company is subject to various other legal proceedings, claims, and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

12.  STOCKHOLDERS' EQUITY:

                           Convertible Preferred Stock

     As of December 31, 2001, the Company had no preferred stock outstanding. All outstanding shares of convertible preferred stock were converted to the equivalent number of shares of the Company's common stock upon the consummation of the Company's initial public offering in April 2000.

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

                  Series D Convertible Preferred Stock Warrant

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                     Warrant

     On December 4, 2000, the Company issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, the Company valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. The warrant is recorded within "Other Assets" and is being amortized over 20 months. For the year ending December 31, 2001, $320,000 of

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATION FINANCIAL STATEMENTS (CONTINUED)

amortization was recorded as non-cash compensation expense. During the year, we performed services of $72,000 for this customer and reduced the non-cash compensation expense for the period by this amount.

                                  2000 Stock Plan

     In February 2000, the Board of Directors and stockholders approved the 2000 Stock Plan. The 2000 Stock Plan, which became effective as of the Company's IPO on April 12, 2000, assumed the remaining shares reserved under the 1998 Stock Plan. Accordingly, no future grants will be made under the 1998 Stock Plan. Under the 2000 Stock Plan, the Board of Directors may grant options to purchase the Company's common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of the Company's common stock at the date of grant, as determined by the Board of Directors. The 2000 Stock plan will terminate automatically in January 2010, unless terminated earlier by the Company's Board of Directors. Options issued under the 2000 Stock Plan have a term of ten years from the date of grant and generally vest 25% after one year, then ratably over the remaining three years. The number of shares reserved under the 2000 Stock Plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 4,000,000 shares, (b) 6% of the Company's shares outstanding on the last day of the preceding fiscal year, or (c) a lesser amount determined by the Board of Directors.

                        1994 and 1998 Stock Option Plans

     On September 1, 1999, the 1994 Flexible Stock Incentive Plan was terminated. Upon termination of the plan, all unissued options were cancelled. In August 1998, the Board of Directors approved the 1998 Stock Plan, which terminated upon the Company's initial public offering on April 13, 2000. As a result of the termination, the shares remaining available for grant under the 1998 Stock Plan were transferred to the Company's 2000 Stock Plan. Options issued under the 1994 Flexible Stock Plan and 1998 Stock Plan have a term of ten years from the date of grant and generally vest 25% after one year, then ratably over the remaining three years. Due to the terminations of the 1994 Flexible Incentive Plans and 1998 Stock Plan, options issued to employees which expire or become unexercisable will not be available for future distribution under the both Plans.

     On March 1, 2002, Nuance filed a tender offer document with the SEC for an employee Stock Exchange Program. Employees under the 1998 Stock Plan and 2000 Stock Plan with stock options at an exercise price of $15.00 or greater are eligible to exchange unexercised options for new options, which the Company will grant under the 2000 Stock Plan (see Note 17).

                          Employee Stock Purchase Plan

     In February 2000, the Board of Directors and stockholders approved the 2000 Employee Stock Purchase Plan, or the Purchase Plan. The Company reserved a total of 1,000,000 shares of common stock for issuance under this plan, which became effective as of the Company's initial public offering on April 13, 2000. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning November 1 and May 1 of each year. Eligible employees can contribute up to 15% of their compensation each pay period for the purchase of common stock, not to exceed 2,000 shares per six-month period. On the last business day of each purchase period, shares of common stock are purchased with the employee's payroll deductions accumulated during the six months, at a purchase price per share of 85% of the market price of the common stock on the employee's entry date into the applicable offering period or the last day of the applicable offering period, whichever is lower.

     The number of shares reserved under the Purchase Plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 1,500,000 shares, (b) 2% of the Company's shares outstanding on the last day of the preceding fiscal year, or (c) any lesser amount determined by the Board of Directors.

     During 2001 and 2000, approximately 459,000 shares and 158,000 shares were issued under this plan, respectively, representing in employee contributions of approximately $4.0 million and $2.9 million, respectively. As of December 31, 2001, approximately 1,026,322 shares were available for issuance under the Purchase Plan.

     Option activity under the Stock Option Plans is as follows (in thousands, except per share data):

                                                                 Shares
                                                             Available for    Outstanding     Weighted Average
                                                                 Grant          Options        Exercise Price
                                                            ---------------  --------------  ------------------
December 31, 1998 .......................................             772            3,259                1.29
    Authorized ..........................................           6,500               --                  --
    Options granted .....................................          (3,062)           3,062                7.93
    Options exercised ...................................              --             (484)               0.59
    Options cancelled ...................................             108             (108)               2.10

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Terminated options .................................            (125)             --              --
                                                               -----------     ----------      ----------
December 31, 1999 .......................................           4,193           5,729      $     4.88
     Options granted ....................................          (3,493)          3,493           53.84
     Options exercised ..................................              --          (2,371)           3.04
     Options cancelled ..................................             206            (206)          12.06
     Terminated options .................................             (74)             --              --
                                                               ----------      ----------      ----------
December 31, 2000 .......................................             832           6,645      $    31.01
     Authorized .........................................           2,430              --              --
     Options granted ....................................          (3,355)          3,355           18.00
     Options exercised ..................................              --            (649)           6.35
     Options cancelled ..................................           1,170          (1,170)          41.78
     Terminated options .................................            (618)             --              --
                                                               ----------      ----------      ----------
December 31, 2001 .......................................             459           8,181      $    26.07
                                                               ==========      ==========      ==========

     As of December 31, 2001, the Company had reserved 9,666,243 shares of its common stock for future issuance.

     The following table summarizes the stock options outstanding and exercisable as of December 31, 2001:

                                                      Options Outstanding                         Options Exercisable
                                     ----------------------------------------------------  ----------------------------------
                                                                                               Number
                                                           Weighted          Weighted        Exercisable        Weighted
                                         Amount at          Average           Average          As of             Average
                                       December 31,        Remaining         Exercise        December 31,       Exercise
    Range of Contractual Price             2001          Contract Life         Price            2001              Price
----------------------------------   ----------------  ----------------  ----------------  ----------------  ----------------
                                      (in thousands)                                        (in thousands)
$         0.00 -   7.99                     932               4.9            $    3.82            589          $      3.01
          8.00 -  14.99                   4,263               8.2                10.24            863                 8.68
         15.00 -  69.99                   2,061               8.0                31.41            589                26.30
         70.00 - 175.00                     925               8.2               109.53            289               110.37
                                      ---------         ---------            ---------      ---------            ---------
$         0.00 - 175.00                   8,181               7.8            $   26.07          2,330            $   24.32
                                      =========         =========            =========      =========            =========

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          In July 2001, an employee was terminated effective September 2001. The employee was allowed to continue to vest in his stock options which resulted in a pre tax non-cash compensation charge of $216,000 in accordance with the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          The weighted average fair value of stock options granted during 2001, 2000 and 1999 was $27.71, $44.95 and $7.93, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999: risk-free interest rate of 5.0% in 2001, 5.9% in 2000 and 5.1% to 7.7% in 1999; expected dividend yields of zero; expected lives of 3 years beyond grant date; and expected volatility of 141% in 2001, 133% in 2000 and 50% in 1999. Because the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

          The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan was $5.32 and $9.90 for the year 2001 and 2000, respectively. The fair value of each purchase right was estimated using the Black-Scholes option pricing model with the following assumptions used for 2001: risk-free interest rate of 2.0%; expected dividend yields of zero; expected life of 0.5 years beyond purchase date; and expected volatility of 79%. Because the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

          The Company records stock compensation in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Had compensation cost for the stock option plans and the Employee Stock Purchase Plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been $124.9 million, $61.5 million and $19.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net loss per share would have been $(3.85), $(2.71) and $(6.53) for the years ending December 31, 2001, 2000 and 1999, respectively.

                           Deferred Stock Compensation

     In connection with the grant of stock options prior to our initial public offering, the Company recorded deferred stock compensation of approximately $8.7 million within stockholders' equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders' equity and will be amortized over the vesting period of the applicable options in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. The Company recorded amortization of deferred stock compensation of $2.0 million, $4.3 million and $310,000 in the years ending December 31, 2001, 2000 and 1999, respectively, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58. For the year ending December 31, 2001, we reversed approximately $999,000 of deferred stock compensation and additional paid-in-capital, which represented the accumulated amortization of deferred stock compensation relating to employees terminated under the restructuring plan.

          In connection with the SpeechFront acquisition, the Company recorded deferred compensation of $4.1 million (Note 3). Approximately $3.1 million and $580,000 were amortized in the years ending December 31, 2001 and 2000, respectively, related to these deferred compensation amounts.

          The Company expects to amortize $1.3 million, $209,000 and $10,000 of non-cash compensation in 2002, 2003 and 2004, respectively.

13.       401(K) PLAN:

          The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan provides for tax-deferred salary deductions and after-tax employee contributions. The Company does not make contributions to the plan.

14.       INCOME TAXES:

          Nuance accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. As of December 31, 2001 and 2000, significant components of the Company's current net deferred income tax assets were as follows (in thousands):

                                                          December 31
                                                 -----------------------------
                                                      2001           2000
                                                 -------------  --------------
Deferred Tax Assets:
    Net operating loss carryforwards...........   $ 57,184       $ 24,569
    Tax Credit Carryforwards ..................      2,722          2,582
    Asset impairment on purchased technology...      2,280             --
    Accruals and reserves .....................     17,630          3,180
                                                  --------       --------
    Gross deferred tax assets .................     79,816         30,331
    Valuation Allowance .......................    (79,468)       (30,221)
                                                  --------       --------
    Net Deferred Tax Asset ....................   $    348       $    110
                                                  ========       ========

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          As of December 31, 2001 and 2000, the net deferred tax asset consists of foreign subsidiary temporary differences on accruals and reserves. As of December 31, 2001 and 2000 the Company had no significant deferred tax liabilities.

          As of December 31, 2001, the Company has net cumulative operating loss carryforwards for federal and state income tax reporting purposes of approximately $134.0 million and $62.0 million, respectively. The federal net operating loss carryforwards expire on various dates through 2021, while the state net operating loss carryforwards expire at various dates through 2011. The Company also has federal and state tax credit carryforwards for income tax purposes of approximately $1.6 million and $1.1 million, respectively. The federal tax credit carryforwards expire on various dates through 2021, while the state tax credits carryforward indefinitely. Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

          Our income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of our valuation allowance relates to the equity benefit of our net operating losses. We had approximately $10.5 million, $18.9 million and $122,000 of taxable dispositions of employee stock options for the years ended December 31, 2001, 2000 and 1999, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders' equity. These benefits amounted to $3.7 million, $6.6 million and $43,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

          The provision for income taxes consists of the following components (in thousands):


                                                        December 31,
                                            ------------------------------------
                                               2001         2000         1999
                                            ----------   ----------   ----------
Current
    Federal .............................          --           --           --
    State ...............................          --           --           --
    Foreign .............................         651          460           22
                                            ---------    ---------    ---------
         Total ..........................         651          460           --
                                            ---------    ---------    ---------
Deferred
    Federal .............................          --           --           --
    State ...............................          --           --           --
    Foreign .............................        (238)        (110)          --
                                            ---------    ---------    ---------
         Total ..........................        (238)        (110)          --
                                            ---------    ---------    ---------
         Total provision ................   $     413    $     350           22
                                            =========    =========    =========

          The Company recorded foreign income tax provisions for the years ended December 31, 2001, 2000 and 1999 of $413,000, $350,000 and $22,000 respectively.
Included in the foreign current tax provision in the accompanying Consolidated Statement of Operations, for the period ending December 31, 2001 is $161,000 of foreign withholding taxes.

          Income before provision for income taxes consisted of (in millions):

                                                        December 31,
                                            ------------------------------------
                                               2001         2000         1999
                                            ----------   ----------   ----------
United States ...........................   $(111,230)   $ (24,082)   $ (18,878)
Foreign .................................       1,439          958          426
                                            ---------    ---------    ---------
                                            $(109,791)   $ (23,124)   $ (18,452)
                                            =========    =========    =========

          The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                         December 31,
                                                             -----------------------------------
                                                                2001         2000         1999
                                                             ---------    ---------    ---------
Provision at U.S. statutory rate of 35% ..................   $(38,427)    $ (8,076)    $ (6,466)
State income taxes, net of federal benefit ...............     (6,325)      (1,551)      (1,202)
Change in valuation allowance ............................     45,565        9,450        6,881
Effect of foreign income tax at various rates ............         89          322          166
Research and development tax credit ......................         47        1,208          675
Deferred stock compensation ..............................       (703)      (1,777)        (126)
Other ....................................................        167          774           94
                                                             --------     --------     --------
     Total ...............................................   $    413     $    350           22
                                                             ========     ========     ========

          The change in valuation allowance for the periods ending December 31, 2001, 2000 and 1999 exclude $3.7 million, $6.6 million, and $43,000, respectively, related to the tax benefit on employee stock option exercises.

15.  SEGMENT REPORTING:

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

          The Company has two operating segments: licenses and services and maintenance. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statements of operations. The Company does not track expenses nor derive profit or loss based on these segments. The Company also does not track assets by segments.

          Sales of licenses and services and maintenance through December 31, 2001 occurred through resellers and direct sales representatives located in the Company's headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

          International revenues are based on the country in which the end-user is located. The following is a summary of international license and service and maintenance revenue by geographic region:

                                                                   Year ended December 31,
                                                             -----------------------------------
                                                                2001         2000         1999
                                                             ---------    ---------    ---------
License Revenue
    United States ........................................   $ 12,331     $ 19,410     $ 10,565
    Europe ...............................................      3,205        7,391          954
    Asia .................................................      1,296        1,293          316
    Australia ............................................      1,132        5,292          103
    Canada ...............................................      1,130        2,793          938
    Latin America ........................................      1,665        1,372          737
                                                             --------      --------    --------
      Total ..............................................   $ 20,759      $ 37,551    $ 13,613
                                                             ========      ========    ========

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Service and maintenance Revenue
    United States ..........................   $10,576      $ 8,166      $ 4,785
    Europe .................................     3,415        2,990          619
    Asia ...................................       924          591          195
    Australia ..............................       998          996           38
    Canada .................................     1,153          533          203
    Latin America ..........................     1,400          991          114
                                               -------      -------      -------
      Total ..... ..........................   $18,466      $14,267      $ 5,954
                                               =======      =======      =======

                                                   December 31,
                                              ----------------------
                                                 2001        2000
                                              ----------  ----------
Long-Lived Assets:
    United States ..........................    $6,512      $ 7,359
    Europe .................................        63           45
    Asia ...................................       248           --
    Australia ..............................        18            8
    Canada .................................     3,045        7,219
    Latin America ..........................         9           --
                                                ------      -------
      Total ...... .........................    $9,895      $14,631
                                                ======      =======

16.     RELATED PARTY:

        Fidelity, one of the Company's stockholders, is one of the Company's customers. Revenues generated from this customer were approximately $237,000, $592,000 and $3.8 million for the years ending December 31, 2001, 2000 and 1999.

        Certain members of the Company's Board of Directors also serve as directors for companies to which the Company sells products in the ordinary course of its business. The Company believes that the terms of its transactions with those companies are no less favorable to the Company than the terms that would have been obtained absent those relationships. In addition, certain members of the Company's Board of Directors serve as directors or principals of entities that are investors in the Company.


17.     SUBSEQUENT EVENTS:

        On January 24, 2002, the Company announced a restructuring plan that would reduce its workforce by approximately 10%. These charges are being recorded primarily to realign the sales organization and the Company's cost structure with changing market conditions to create a more efficient organization. A restructuring charge, which primarily consists of payroll and related expenses in connection with headcount reduction and a lease loss on a facility in Hong Kong, will be recorded in the quarter ending March 31, 2002.

        On March 1, 2002, the Company announced a voluntary stock option exchange program for all its employees. Under the program, employees are given the opportunity to elect to cancel outstanding stock options at an exercise price of $15.00 or greater under the 1998 Stock Plan and 2000 Stock Plan held by them in exchange for new options to be granted under the 2000 Stock Plan at a future date at the then current fair market value. The new options will be granted no earlier than the first business day that is six months and one day after the cancellation date of the exchanged options. The exercise price per share of the new options will be 100% of the fair market value on the date of grant, as determined by the closing price of the Company's common stock reported by Nasdaq National Market for the last market trading day prior to the

                   NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

date of grant. These elections were made by March 29, 2002 and were required to include all options granted during the prior six-month period. The exchange program is not made available to the Company's executive officers, directors, consultants and former employees.

                                   SCHEDULE II

                           NUANCE COMMUNICATIONS, INC.

       SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2001

                                                                     Balance at                                   Balance at
                                                                     Beginning     Charged to                       End of
                                                                     of Period      Expenses        Deduction       Period
                                                                    ------------   -----------     -----------    -----------
                                                                                         (in thousands)
YEAR ENDED DECEMBER 31, 1999 Allowance for Doubtful Accounts .....      356            221               6            571
YEAR ENDED DECEMBER 31, 2000 Allowance for Doubtful Accounts .....      571          1,464             212          1,823
YEAR ENDED DECEMBER 31, 2001 Allowance for Doubtful Accounts .....    1,823            521           1,032          1,312

                                  EXHIBIT INDEX

         Exhibit
         Number                             Description
       ----------       --------------------------------------------------------
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

         4.3(1) Warrant to Purchase Stock dated April 1, 1996 issued to Phoenix Leasing.

         4.4(5) Warrant to Purchase Stock dated December 4, 2000 issued to OnStar Corporation.

         4.5(5) Amendment to the Amended and Restated Investors' Rights Agreement, dated as of October 1, 1999, among the Registrant and the parties named therein.

         4.6(5) Exchange Agreement dated November 10, 2000 between Registrant, 1448451 Ontario, Inc., Shawn Griffin, William Love and Warren Gallagher.

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

        10.10(1) Loan and Security Agreement dated June 23, 1999, between Registrant and Silicon Valley Bank.

         Exhibit
         Number                           Description
    ---------------     --------------------------------------------------------
       10.11(1)(*)      License Agreement dated December 20, 1994, by and
                        between Registrant and SRI International.

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

       10.16(5)(*)      Value-Added Reseller Agreement dated August 31, 2000,
                        by and between Registrant and Nortel Networks
                        Limited.

          11.1 Statement of computation of net loss per share (included in Note 2 to Notes to Financial Statements).

          21.1          Subsidiaries of the Registrant.

          23.1          Consent of Arthur Andersen LLP, Independent Public
                        Accountants

          24.1          Power of Attorney (see page 41)

          99.1          Letter to Commission Pursuant to Temporary Note 3T.

_________________________

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

(5) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2000 filed on March 30, 2001.

(*) Confidential treatment has been requested for portions of this exhibit.