Form 10-Q
period 2002-03-31
NUANCE COMMUNICATIONS
filed 2002-05-15
CIK 1102556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO____________.

COMMISSION FILE NUMBER 333-96217

NUANCE COMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-3208477
(State Of Incorporation)	(IRS Employer Identification Number)

1005 HAMILTON AVENUE
MENLO PARK, CALIFORNIA 94025
(650) 847-0000
(Address and Telephone Number of Principal Executive Offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

33,439,263 shares of the registrant’s common stock, $0.001 par value, were outstanding as of April 30, 2002.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

FORM 10-Q, MARCH 31, 2002

i

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$116,476	$132,618
Short-term investments	39,811	16,230
Accounts receivable, net of allowance for doubtful accounts of $927 and $1,312, respectively	7,241	6,399
Prepaid expenses and current assets	4,384	4,920

Total current assets	167,912	160,167
Property and equipment, net	7,716	8,502
Intangible assets	1,309	1,393
Restricted Cash	12,207	11,983
Long-term investments	6,175	25,747
Other assets	234	439

Total assets	$195,553	$208,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,028	$1,385
Accrued liabilities	10,747	10,300
Current restructuring accrual	9,437	8,974
Deferred revenue	9,643	10,836

Total current liabilities	30,855	31,495
Long-term restructuring accrual	18,070	20,169
Other long-term liabilities	1,742	1,742

Total liabilities	50,667	53,406

Commitments (Note 11)

Stockholders’ Equity
Common stock, $.001 par value, 250,000,000 shares authorized; 33,383,453 shares and 33,198,051 shares issued and outstanding, respectively	33	33
Additional paid-in capital	324,482	324,371
Deferred stock compensation	(929)	(1,532)
Accumulated other comprehensive loss	(407)	(335)
Accumulated deficit	(178,293)	(167,712)

Total stockholders’ equity	144,886	154,825

Total liabilities and stockholders’ equity	$195,553	$208,231

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2002	2001
Revenue:
License	$5,861	$5,662
Service	1,236	3,398
Maintenance and Other	1,976	1,957

Total Revenue	9,073	11,017
Cost of revenue
License	86	—
Service	2,018	3,788
Maintenance and Other	885	1,101

Total cost of revenue	2,989	4,889

Gross profit	6,084	6,128

Operating expenses
Sales and marketing (1)	8,783	11,795
Research and development (1)	3,601	5,064
General and administrative (1)	3,001	3,510
Amortization of intangibles and goodwill	84	653
Non-cash compensation	639	1,591
Restructuring charges	1,319	—

Total operating expenses	17,427	22,613

Loss from operations	(11,343)	(16,485)
Interest and other income, net	867	3,046

Loss before provision for income taxes	(10,476)	(13,439)
Provision for income taxes	105	198

Net loss	$(10,581)	$(13,637)

Basic and diluted net loss per share	$(0.32)	$(0.43)

Shares used to compute basic and diluted net loss per share	33,195	31,956

(1) Excludes non-cash stock-based compensation as follows:
Sales and marketing	$339	$591
Research and development	$245	$787
General and administrative	$55	$213

Total	$639	$1,591

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net Loss	$(10,581)	$(13,637)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,086	980
Amortization of intangible assets	84	478
Non-cash compensation expense	657	1,591
Provision for doubtful accounts	(385)	491
Amortization of inventory	86	—
Changes in operating assets and liabilities:
Accounts receivable	(458)	7,386
Prepaids and other assets	450	(242)
Accounts payable	(357)	282
Accrued liabilities	447	4,454
Restructuring accrual	(1,635)	—
Deferred revenue	(1,193)	1,029

Net cash (used for) provided by operating activities	(11,799)	2,812

Cash flows from investing activities:
Restricted cash	(224)	—
Purchase of investments	(23,626)	—
Maturities of investments	19,572	5,819
Purchase of property and equipment	(300)	(19,498)
Purchase of technology	—	(7,000)

Net cash used for investing activities	(4,578)	(20,679)

Cash flows from financing activities:
Purchase of common stock	—	(13)
Proceeds from exercise of stock options	261	2,138
Repayment of borrowings	—	(44)

Net cash provided by financing activities	261	2,081

Effect of exchange rate fluctuations on cash and cash equivalents	(27)	(101)

Net decrease in cash and cash equivalents	(16,142)	(15,887)
Cash and cash equivalents, beginning of period	132,618	219,047

Cash and cash equivalents, end of period	$116,476	$203,160

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$14
Income taxes	$—	$6

Supplementary disclosures of non-cash transactions:
Warrant issued to OnStar	$—	$526
Unrealized loss on available-for-sale securities	$45	$—

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Nuance Communications, Inc. (the “Company”) in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial position as of March 31, 2002 and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001. The results for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

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

Investments

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with maturities of less than one year are considered to be short-term. All investments are primarily held in the Company’s name at a major financial institution. At March 31, 2002, all of the Company’s investments were classified as available-for-sale and carried at fair value, which is determined based on quoted market price, with net unrealized gain or loss included in the “Accumulated Other Comprehensive Loss,” in the accompanying consolidated balance sheets.

Restricted Cash

The Company had $12.2 million and $12.0 million restricted cash at March 31, 2002 and December 31, 2001, respectively. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities. The restricted cash represents investments in certificates of deposit.

Revenue Recognition

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and sales of hardware where the software is not incidental.

Our license revenue consists of license fees for our software products. The license fees for our software are calculated using two variables, one of which is the maximum number of simultaneous end-user connections to an application running on the platform, and the other of which is the value attributed to the functional use of the software.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable.

We use a signed contract or purchase order as evidence of an arrangement for licenses and maintenance renewals. For services, we use a signed statement of work to evidence an arrangement. Software is delivered to customers either electronically or on a CD-ROM. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

Other revenue consists primarily of reimbursements for out of pocket expenses incurred, in accordance with the FASB’s Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

Cost of license revenue consists primarily of license fees payable on third-party software products, documentation, media costs and inventory writedowns. Cost of service revenue consists of compensation and related overhead costs for employees engaged in consulting, training and maintenance for our customers.

Reclassification

Certain prior year amounts have been classified to conform with current period presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired subsequent to June 30, 2001 will not be subject to amortization.

Because we did not initiate any business combinations after June 30, 2001, the adoption of SFAS No. 141 does not have a material impact on our financial position or results of operations. SFAS No. 142 had no effect on the quarter ending March 31, 2002 as all goodwill was written off as of December 31, 2001.

For the year ended December 31, 2001, we performed an impairment analysis of identifiable assets and goodwill and we recorded a charge of $7.6 million to the impairment of goodwill and other intangible assets. As of March 31, 2002, we have approximately $1.3 million remaining in intangible assets which are being amortized over 4 remaining years and no goodwill recorded in our financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 eliminates goodwill from its scope, therefore it does not require goodwill to be allocated to long-lived assets. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). SFAS No. 144 had no effect on the accompanying financial statements for the quarter ended March 31, 2002.

In November 2001, the FASB’s Emerging Issues Task Force (EITF) issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic No. D-103 requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the statement of operations. We have historically netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. In January 2002, the EITF issued Topic No. D-103 as ETIF Issue No. 01-14. We adopted EITF Issue No. 01-04 beginning January 1, 2002 and comparative financials statements for prior periods have been reclassified to comply with the guidance in Topic D-103. During the three months ended March 31, 2002 and 2001, reimbursed out-of-pocket expenses totaled $9,400 and $14,700, respectively.

In July 2001, the FASB’s EITF reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” EITF 00-25 generally requires that the consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset of revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. EITF No. 00-25 and EITF No. 01-09 had no material effect on the accompanying financial statements for the quarter ended March 31, 2002.

3.	NET LOSS PER SHARE

Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from stock options, warrants and exchangeable shares held in escrow are antidilutive. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. The total number of shares excluded from diluted net loss per share was 7,779,000 shares for the three months ended March 31, 2002 and 7,075,000 shares for the three months ended March 31, 2001.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2002	2001
Net loss	$(10,581)	$(13,637)
Basic:
Weighted average shares of common stock outstanding	33,311	32,363
Less: Weighted average shares of common stock subject to repurchase	(116)	(407)

Weighted average shares used to compute basic and diluted net loss per share	33,195	31,956

Basic and diluted net loss per share	$(0.32)	$(0.43)

4.	GOODWILL AND INTANGIBLE ASSETS

There was no goodwill on the financial statements for the quarter ended March 31, 2002, as no goodwill was acquired during the quarter and all prior goodwill was written off in the year ended December 31, 2001.

Information regarding the Company’s other intangible assets follow (in thousands):

	As of March 31, 2002			As of December 31, 2001
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Purchased Technology	$2,618	($1,309)	$1,309	$2,618	($1,225)	$1,393

Total	$2,618	($1,309)	$1,309	$2,618	($1,225)	$1,393

Amortization expense of other intangible assets was $84,000 and $175,000 respectively, for the three months ended March 31, 2002 and 2001. The estimated amortization for each of the five fiscal years subsequent to December 31, 2001 is as follows:

Year Ended December 31,	Amortization Expense
2002	$338
2003	338
2004	338
2005	338
2006	41

Total	$1,393

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

5.	NON-CASH COMPENSATION

In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” We recorded amortization of deferred stock compensation of $161,000 for the three months ended March 31, 2002 and $651,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002, we recorded a reversal of approximately $249,000 of deferred stock compensation and additional paid-in-capital on the balance sheet, which represents accumulated amortization and unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees.

In connection with our SpeechFront acquisition, we recorded deferred compensation of $4.1 million. This amount is part of the purchase agreement and is payable to the founders in common stock, approximately 38,710 shares, and contingent upon their continued employment. Of that amount, $1.7 million, approximately 16,590 shares, relates to retention of the founders of SpeechFront, and, is payable in common stock upon the eighteen month anniversary of the acquisition date, which is May 2002. The remaining $2.4 million, approximately 22,120 shares, also relates to retention of the founders and was released from the escrow account on the twelve-month anniversary of the acquisition date, which was November 2001. These amounts are being amortized over 18 months and 12 months, respectively. Upon consummation of the acquisition, we established an escrow account for these contingent payments. Approximately $290,000 and $872,000 were amortized in the three months ended March 31, 2002 and 2001, respectively, related to these deferred compensation amounts.

In December 2000, we issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. The warrant was fully amortized as of March 31, 2002 to compensation expense. We amortized $205,000 and $68,000 related to this warrant in the three months ended March 31, 2002 and 2001, respectively. During the quarter ended March 31, 2002, we performed services of $18,000 for this customer and reduced the warrant expense for the period by this amount.

We expect to amortize $1.3 million, $209,000 and $8,000 of non-cash compensation in 2002, 2003 and 2004, respectively.

6.	STOCK OPTION EXCHANGE PROGRAM

On March 1, 2002, we announced a voluntary stock option exchange program for all employees. Under the program, employees are given the opportunity to elect to cancel outstanding stock options at an exercise price of $15.00 or greater under the 1998 Stock Plan and 2000 Stock Plan held by them in exchange for new options to be granted under the 2000 Stock Plan at a future date at the then current fair market value. The new options will be granted no earlier than the first business day that is six months and one day after the cancellation date of the exchanged options. The exercise price per share of the new options will be 100% of the fair market value on the date of grant, as determined by the closing price of our common stock reported by Nasdaq National Market for the last market trading day prior to the date of grant. These elections were made by March 29, 2002 and were required to include all options granted during the prior six-month period. The exchange program is not available to executive officers, directors, consultants or former employees.

7.	PURCHASED TECHNOLOGY

During 2001, we entered into an agreement with a third-party that gave us non-exclusive intellectual property rights to text to speech software code. We paid $7.0 million for this purchased technology, which has been capitalized in the accompanying Consolidated Balance Sheets, as the technology has alternative use and will be amortized over its useful life estimated to be five years. We are in the process of incorporating the text to speech technology into our platform. During the development stage, this technology is being amortized to research and development expense, and when the product is generally available for sale, the technology will be amortized to cost of sales. We amortized $175,000 to research and development expense in the three months ended March 31, 2001 and $84,000 to amortization of intangibles in the three months ended March 31, 2002. The agreement includes a royalty clause in which we will pay 5% of all net revenue attributable to sublicenses of this technology to a third party. The term of the royalty payments is eight years.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

8.	ACQUISITION

On November 10, 2000, in an acquisition accounted for under the purchase method of accounting, we acquired all the outstanding shares of SpeechFront Inc. (“SpeechFront”) for approximately $7.1 million, including acquisition costs of approximately $129,000. SpeechFront was a developer of voice instant messaging systems. The consideration included approximately 16,590 shares of the Company’s common stock valued at $1.7 million and cash of approximately $5.3 million. The purchase agreement also contained additional payments of approximately $4.1 million, to be made in common stock, approximately 38,710 shares, contingent upon the continued employment of the founders of SpeechFront. Upon consummation of the acquisition, we established an escrow account for these contingent payments. Maximum future payments, contingent solely on continued employment of the founders, is $1.7 million, approximately 16,590 shares, and is payable upon the eighteen month anniversary of the acquisition date, which is May 2002. The remaining $2.4 million, approximately 22,120 shares, also relates to the continued employment of the founders, and was released from the escrow account on the twelve-month anniversary of the acquisition date, which was November 2001. The contingent payments are accounted for as compensation expense over the term of the employment condition and not as part of the purchase price.

For the year ending December 31, 2001, we reviewed the carrying value of the assets related to the SpeechFront acquisition based on existing business conditions and determined that the voice instant messaging system technologies under development during the year 2001 were not aligned with our revised strategy and will not be utilized. As a result, we decided to cease the development of instant messaging system technologies and impaired the remaining asset balance as of December 31, 2001.

9.	SEGMENT REPORTING AND INTERNATIONAL INFORMATION

We have two operating segments: licenses and services. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statements of operations. We do not track expenses nor derive profit or loss based on these segments.

Sales of licenses and services through March 31, 2002 occurred through resellers and direct sales representatives located in our headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. We do not separately report costs by region internally. International revenues are based on the country in which the end-user is located. The following is a summary of license and service and maintenance revenue by geographic region (in thousands):

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Quarter Ended March 31,
	2002	2001
License Revenue
United States	$3,570	$3,067
Europe	880	658
Asia	613	358
Australia	202	918
Canada	306	11
Latin America	290	650

Total	$5,861	$5,662

Service and Maintenance Revenue
United States	$1,936	$2,820
Europe	450	1,080
Asia	149	277
Australia	169	445
Canada	313	189
Latin America	195	544

Total	$3,212	$5,355

10.    RESTRUCTURING:

In April 2001, our Board of Directors approved a restructuring plan that would align the Company’s expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, we recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.4 million on tenant improvements for the year ended December 31, 2001.

In connection with the restructuring plan, we decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms (3) sublease rates. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” and represents the low end of the range and will be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). We have estimated that the high end of the lease loss could be $55 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

We recorded $1.5 million in costs for the year ended December 31, 2001 associated with severance and related benefits. We reduced headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On January 24, 2002, our Board of Directors approved a restructuring plan that reduced our workforce by 35 employees or approximately 10%. These charges are being recorded primarily to realign the sales organization and our cost structure with changing market conditions to create a more efficient organization. We recorded a restructuring charge of $1.3 million for the three months ending March 31, 2002, which primarily consisted of payroll and related expenses in connection with headcount reduction. During the three months ended March 31, 2002, $700,000 of this amount was paid out with the remainder expected to be paid during 2002.

The restructuring activity for the quarter ended March 31, 2002 are as follows (in millions):

	Lease Loss	Severance and Related Benefits	Total Restructuring
Total charge for the year ended December 31, 2001	32.6	1.5	34.1
Amount utilized in the year ended December 31, 2001	(3.6)	(1.4)	(5.0)

Accrual balance at December 31, 2001	$29.0	$0.1	$29.1

Total charge for the quarter ended March 31, 2002	—	1.3	1.3
Amount utilized in the quarter ended March 31, 2002	(2.1)	(0.8)	(2.9)

Accrual balance at March 31, 2002	$26.9	$0.6	$27.5

Total cash outlay for the restructuring plans is expected to be $35.4 million, of which $7.9 million was paid through March 31, 2002 and $27.5 million remained accrued at March 31, 2002. We expect $8.8 million of the lease loss to be paid out over the next twelve months, and the remaining $18.1 million to be paid out over the remaining life of the lease of approximately 10 years. All of the employee severance and related benefits accrual will be paid out by June 30, 2002.

11.    COMMITMENTS

We lease our facilities under non-cancelable operating leases with various expiration dates through July 2012. Future minimum lease payments under these agreements, including the Company’s new facilities lease, as of December 31, 2001, are as follows (in thousands):

Fiscal Year Ending December 31,
2002	$9,658
2003	9,727
2004	9,253
2005	8,477
2006	8,778
Thereafter	52,494

Total minimum lease payments	$98,387

In May 2000, we entered into a lease for a new headquarters facility. The lease has an eleven-year term, which began in August 2001,

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

and provides for monthly rent payments starting at approximately $600,000. A $12.2 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the restructuring plan (see Note 10), we decided not to occupy this new leased facility and have recorded a lease loss of $32.6 million related to future lease commitments, net of expected sublease income. The future minimum lease payments table referenced above does not include estimated sublease income.

12.    LITIGATION

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. Those lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that these allegations are without merit and we are defending the litigation vigorously. Plaintiffs recently filed a further amended complaint, which we intend to move to dismiss. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

In August 2001, the first of a number of complaints was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased Nuance stock between April 12, 2000 and December 6, 2000. In April 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities, the conduct of our secondary offering, and the issuance of analyst reports. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits have been filed concerning more than 300 other companies’ public offerings. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

We are subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

13.    SUBSEQUENT EVENTS

On April 17, 2002, we filed a report on Form 8-K setting forth the change of our independent auditor.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, sources of revenue, cash positions and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Factors That Affect Future Results” and elsewhere in this Report on Form 10-Q. In particular, see “Factors That Affect Future Results—Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate” and “ —Sales to customers outside the United States account for a significant portion of our revenue, which exposes us to risks inherent in international operations.”

OVERVIEW:

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

We sell products to our customers both directly through our sales force and indirectly through resellers and systems integrators. One customer, Nortel Networks, acting as a reseller, accounted for 11% of total revenue in the quarter ended March 31, 2002. No other customers or resellers accounted for more than 10% of our revenue for the quarter ended March 31, 2002. Two customers, Nortel Networks and Edify, accounted for 41% of total revenue for the quarter ended March 31, 2001.

We sell our products to customers in North America, South America, Europe, Asia and Australia. International sales accounted for approximately 39% of our total revenue for the quarter ended March 31, 2002. We anticipate that markets outside the United States will continue to represent a significant portion of total future revenue. We intend to keep our sales and marketing activities constant with respect to international licensing of our software and provisioning of our services in the foreseeable future. International sales are currently denominated in U.S. dollars. However, we may denominate sales in foreign currencies in the future.

On January 24, 2002, our Board of Directors approved a restructuring plan that would reduce our workforce by approximately 10%. These charges are being recorded primarily to realign the sales organization and our cost structure with changing market conditions to create a more efficient organization. The restructuring charge of $1.3 million, which primarily consisted of payroll and related expenses in connection with headcount reduction, was recorded in the first quarter ended March 31, 2002.

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of operations for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
Revenue:
License	65%	51%
Service and maintenance	35	49

Total Revenue	100	100
Cost of revenue
License	1	—
Service and maintenance	32	44

Total cost of revenue	33	44

Gross profit	67	56

Operating expenses
Sales and marketing	97	107
Research and development	40	48
General and administrative	33	32
Amortization of intangibles	1	4
Non-cash compensation	7	15
Restructuring charges	15	—

Total operating expenses	193	206

Loss from operations	(126)	(150)
Interest and other income, net	10	27

Loss before provision for income taxes	(116)	(123)
Provision for income taxes	1	1

Net loss	(117)%	(124)%

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenue

Total revenue for the three months ended March 31, 2002 was $9.1 million, compared with $11.0 million in the three months ended March 31, 2001, a decrease of 18%.

License revenue for the three months ended March 31, 2002 was $5.9 million, compared with $5.7 million in the three months ended March 31, 2001, an increase of 4%. This increase in license revenue was due primarily to an increase of customer purchases that were delayed from prior periods due to an uncertain economic environment. License revenue represented 65% of total revenue for the three months ended March 31, 2002 and 51% of total revenue for the three months ended March 31, 2001.

Service and maintenance revenue for the three months ended March 31, 2002 was $3.2 million, compared with $5.3 million for the three months ended March 31, 2001, a decrease of 40%. This decrease in service and maintenance revenue was due primarily to the decline in demand and reduction of professional service and maintenance personnel to bring capacity in line with the reduced demand. Service and maintenance revenue represented 35% of total revenue for the three months ended March 31, 2002 and 49% of total revenue for the three months ended March 31, 2001.

Cost of Revenue

Cost of license revenue consists primarily of fees payable on third-party software products and documentation, media costs and inventory writedowns. Cost of license revenues were $86,000 and $0 for the quarters ended March 31, 2002 and 2001, respectively, which represent inventory costs associated with the Vocalizer product. We anticipate that cost of license revenue will increase moderately in absolute dollars, in part due to royalty payments in relation to our Vocalizer product.

Cost of service and maintenance revenue for the three months ended March 31, 2002 was $2.9 million, compared with $4.9 million in the three months ended March 31, 2001, a decrease of 41%. This decrease was due to a reduction of employees resulting from the January 2002 and April 2001 restructuring plans, as well as realignment of the professional services employees to support the sales and marketing organization. Headcount for professional service and maintenance personnel decreased by approximately 84 employees, a reduction of approximately 79%, in the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001. Cost of service and maintenance revenue as a percentage of service and maintenance revenue was 90% in the three months ended March 31, 2002 and 91% for the three months ended March 31, 2001. We anticipate that cost of service and maintenance revenue will remain constant as a percentage of total revenue. However, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in maintaining our cost of service and maintenance revenues as a percentage of total revenues.

Operating Expenses

Sales and Marketing—Sales and marketing expenses primarily consist of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses for the three months ended March 31, 2002 were $8.8 million, compared with $11.8 million in the three months ended March 31, 2001, a decrease of 25%. The decrease was primarily attributable to a reduction in commission-based compensation and incentives to sales personnel resulting from a reduction in sales revenue between the three months ended March 31, 2002 and 2001, as well as decreases in travel and related expenses, consulting and recruiting costs, and in our allowance for bad debt. As a percentage of total revenue, sales and marketing expenses were 97% in the three months ended March 31, 2002, and 107% in the three months ended March 31, 2001. We anticipate that sales and marketing expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

Research and Development—Research and development expenses primarily consist of compensation and related costs for research and development personnel and contractors. Research and development expenses for the three months ended March 31, 2002 were $3.6 million, compared with $5.1 million in the three months ended March 31, 2001, a decrease of 29%. This decrease was attributable to a reduction of personnel associated with product development activities resulting from the January 2002 and April 2001 restructuring plans. Headcount for research and development personnel decreased by approximately 29 employees, a reduction of approximately 23%, in the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001. As a percentage of total revenue, research and development expenses were 40% in the three months ended March 31, 2002, and 48% in the three months ended March 31, 2001. We anticipate that research and development expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

General and Administrative—General and administrative expenses primarily consist of compensation and related costs for administrative personnel, legal services, accounting services and other general corporate expenses. General and administrative expenses for the three months ended March 31, 2002 were $3.0 million, compared with $3.5 million in the three months ended March 31, 2001, a decrease of 15%. The decrease was largely due to the reduction of administrative personnel resulting from the January 2002 and April 2001 restructuring plans. Headcount for administrative personnel decreased by approximately 9 employees, a reduction of approximately 13%, in the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001. As a percentage of total revenue, general and administrative expenses were 33% in the three months ended March 31, 2002 and 32% in the three months ended March 31, 2001. We anticipate that general and administrative expenses will remain relatively constant in absolute dollars, however, we expect that these expenses will vary as a percentage of total revenue from period to period.

Amortization of Intangibles and Goodwill—Goodwill and other acquired intangible assets of $5.5 million were recorded in connection with the acquisition of SpeechFront in November 2000. There was no amortization of goodwill for the three months ended March 31, 2002 as all goodwill was written off as of December 31, 2001. Amortization expense was $84,000 for the three months ended March 31, 2002, primarily resulting from the amortization of purchased technology, and $653,000 for the three months ended March 31, 2001, resulting from amortization of purchased technology and goodwill.

Non-Cash Compensation—In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” We recorded amortization of deferred stock compensation of $161,000 for the three months ended March 31, 2002 and $651,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002, we recorded a reversal of approximately $187,000 of deferred stock compensation expense relating to forfeitures of stock options by terminated employees.

        In connection with our SpeechFront acquisition, we recorded deferred compensation of $4.1 million. This amount is part of the purchase agreement and is payable to the founders in common stock, approximately 38,710 shares, contingent upon their continued

employment. Upon consummation of the acquisition, we established an escrow account for these contingent payments. Of that amount, $1.7 million, approximately 16,590 shares, relates to retention of the founders of SpeechFront, and, is payable in common stock upon the eighteen month anniversary of the acquisition date, which is May 2002. The remaining $2.4 million, approximately 22,120 shares, also relates to retention of the founders and was released from the escrow account on the twelve-month anniversary of the acquisition date, which was November 2001. These amounts have been amortized over 18 months and 12 months, respectively. Approximately $290,000 and $872,000 were amortized in the three months ended March 31, 2002 and 2001, respectively, related to these deferred compensation amounts.

In December 2000, we issued to a customer a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. The warrant has been fully amortized as of March 31, 2002 to compensation expense. We amortized $205,000 and $68,000 related to this warrant in the three months ended March 31, 2002 and 2001, respectively. During the quarter ended March 31, 2002, we performed services of $18,000 for this customer and reduced the warrant expense for the period by this amount.

We expect to amortize $1.3 million, $209,000 and $8,000 of non-cash compensation in 2002, 2003 and 2004, respectively.

Restructuring Charges

On January 24, 2002, our Board of Directors approved a restructuring plan that reduced our workforce by approximately 10%. These charges are being recorded primarily to realign the sales organization and our cost structure with changing market conditions to create a more efficient organization. We recorded a restructuring charge of $1.3 million for the three months ended March 31, 2002, which primarily consisted of payroll and related expenses in connection with headcount reduction.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest and other income, net was $867,000 in the three months ended March 31, 2002 and $3.0 million in the three months ended March 31, 2001, a decrease of 71%. This decrease was due to a reduction in interest income, resulting from lower cash balances and decreased interest rates.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through March 31, 2002 and therefore have not recorded a provision for federal income taxes for any period through March 31, 2002. We recorded income tax expense relating to foreign taxes for the periods ended March 31, 2002 and 2001 of $105,000 and $150,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From inception to our initial public offering, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million through March 31, 2000 and, to a lesser extent, from bank financing. On April 18, 2000, we raised approximately $80 million through the completion of our initial public offering of common stock. On October 2, 2000, we raised approximately $144 million through the completion of our follow-on public offering. As of March 31, 2002, we had cash and cash equivalents aggregating $116.5 million and investments totaling $46.0 million.

Our operating activities used cash of $11.8 million for the three months ended March 31, 2002, and generated cash of $2.8 million during the three months ended March 31, 2001. This negative operating cash flow in the three months ended March 31, 2002 was largely the result of our net loss. The positive operating cash flow in the three months ended March 31, 2001 resulted principally from a decrease in accounts receivable and an increase in accrued liabilities, largely offset by our net loss.

Investing activities used cash of $4.6 million during the three months ended March 31, 2002, and $20.7 million during the three months ended March 31, 2001. Our use of cash in investing activities for the three months ended March 31, 2002 resulted from the net purchases of short-term investments. The use of cash for the three months ended March 31, 2001 resulted primarily from additions to property and equipment and purchased technology, partially offset by maturities of short-term investments.

Our financing activities generated cash of $261,000 during the three months ended March 31, 2002, and $2.1 million for the three months ended March 31, 2001. The generation of cash was largely the result of proceeds from the exercise of stock options for both the three months ended March 31, 2002 and 2001.

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

The following table summarizes our obligations and commercial commitments to make future payments under contracts:

Contractual Obligations	TOTAL	Current	1-3 years	4-5 years	After 5 years
Operating leases	$98,387	$9,658	$27,457	$17,487	$43,785

Other Commercial Commitments	TOTAL	Less than 1 year	1- years	4-5 years	After 5 years
Standby Letters of Credit	$12,207	$—	$—	$—	$12,207

The restricted cash secures our letters of credit of approximately $12.2 million invested with a bank, as required by landlords to meet rent deposits requirements for our leases on facilities (see Note 1).

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and lease loss;

•	accounting for income taxes; and

•	valuation of intangible assets and goodwill.

Revenue Recognition

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and sales of hardware where the software is not incidental.

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

We use a signed contract or purchase order as evidence of an arrangement for licenses and maintenance renewals. For services, we use a signed statement of work to evidence an arrangement. Software is delivered to customers either electronically or on a CD-ROM. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

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

We record deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of March 31, 2002, deferred revenue was $9.6 million. The deferred revenue amount includes unearned license, prepaid maintenance and professional services that will be recognized as revenue in the future as we deliver licenses and perform services.

Estimating Valuation Allowance for Doubtful Accounts and Lease Loss

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

We restructured our business and have established reserves at the low end of the range of estimable cost (as required by accounting standards) against outstanding commitments for leased property that we have not occupied. These reserves are based upon management’s estimate of the time required to sublet the property and the amount of sublet income that might be generated between the date the property was not occupied and expiration of the lease for each of the unoccupied property. These estimates are reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates.

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

Valuation of Goodwill and Intangible Assets

We periodically assess the realizability of long-lived assets, including intangibles in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” For assets to be held and used, including acquired intangibles, we initiate our review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets could occur.

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective. This did not have an impact on our financial statements as all goodwill has been amortized or impaired.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which the exercise of management’s judgment in selecting an available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto on our Annual Report on Form 10-K and which contain accounting policies and other disclosures required by generally accepted accounting principles.

FACTORS THAT AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses since our inception, including a loss of approximately $10.6 million in the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $178.3 million. We expect to have net losses and negative cash flow for at least the next 12 months. We expect to spend significant amounts to enhance our products and technologies and expand international sales and operations. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. For example, in March 2001, we announced our revised expectations for our first quarter financial results based upon our then-current outlook, including a revenue shortfall and a larger than expected net loss for the quarter due to general economic conditions which have led customers and customer prospects to postpone capital investment in Nuance products and service offerings based on Nuance products. These quarterly variations are caused by a number of factors, including:

•	general economic downturn and delays or cancellations in orders by customers who are reducing spending;

•	delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

•	timing of product deployments and completion of project phases, particularly for large orders;

•	delays in recognition of software license revenue in accordance with applicable accounting principles;

•
our ability to develop, introduce, ship and support new and enhanced products, such as our voice browser and new versions of our software platform, that respond to changing technology trends in a timely manner and our ability to manage product transitions;

•	the amount and timing of expenses; and

•	the utilization rate of our professional services personnel.

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

WE DEPEND UPON RESELLERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF A KEY RESELLER, OR THEIR INABILITY TO RESELL OUR PRODUCTS AND SERVICES, WOULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUE.

In 1999, 56% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 72% in 2000, to 75% in 2001 and to 87% in the three months ended March 31, 2002. We intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the continued viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

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

We derive a significant portion of our revenue in each period from a limited number of customers. For example, in the three months ended March 31, 2002, five customers made up 36% of our total revenue, and one of those customers, acting as a reseller, accounted for approximately 11% of our total revenue.

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

International sales represented approximately 39% of our revenue in the three months ending March 31, 2002, 42% of our revenue in 2001, 47% of our revenue in 2000 and 21% of our revenue in 1999, and we anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

•	difficulties and costs of staffing and managing foreign operations;

•	the difficulty in establishing and maintaining an effective international reseller network;

•	the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

•	longer sales cycles;

•	political and economic instability outside the United States;

•	import or export licensing and product certification requirements;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potential adverse tax consequences, including higher marginal rates;

•	unfavorable fluctuations in currency exchange rates; and

•	limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

IN ORDER TO INCREASE OUR INTERNATIONAL SALES, WE MUST DEVELOP LOCALIZED VERSIONS OF OUR PRODUCTS. IF WE ARE UNABLE TO DO SO, WE MAY BE UNABLE TO GROW OUR REVENUE AND EXECUTE OUR BUSINESS STRATEGY.

We intend to expand our international sales, which requires us to invest significant resources in creating and refining different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If we fail to develop localized versions of our products, our ability to address international market opportunities and to grow our business will be limited. We must also expend resources to develop localized versions of our products, and we may not be able to recognize adequate revenues from these localized versions of our products to make them profitable.

WE ARE CURRENTLY ENGAGED IN VARIOUS SECURITIES CLASS ACTION LITIGATIONS, WHICH, IF RESOLVED UNFAVORABLY, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

We have been sued in various shareholder lawsuits in federal district court in California and New York (See “ Part II—Item 1—Legal Proceedings”). We believe that the allegations against us are without merit and intend to defend the litigation vigorously. An unfavorable resolution of the lawsuits could have a material adverse effect on our business, results of operations, or financial condition.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS OUTSIDE OF OUR CONTROL.

Since our initial public offering on April 13, 2000, our stock price has been extremely volatile. During that time, the stock market in general, The Nasdaq National Market and the securities of technology companies in particular have experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

•	actual or anticipated variations in operating results;

•	announcements of operating results and business conditions by our customers and suppliers;

•	announcements by our competitors relating to new customers, technological innovation or new services;

•	increases in our plans for, or rate of, capital expenditures for infrastructure, information technology and other similar capital expenditures;

•	economic developments in our industry as a whole;

•	general market and economic conditions; and

•	general decline in information technology and capital spending plans.

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

The continued development of the market for our products will depend upon the following factors:

•	widespread deployment of speech software applications by third parties, which is driven by consumer demand for services having a voice user interface;

•	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web sites;

•	adoption of industry standards for speech software and related technologies; and

•	continuing improvements in hardware technology that may reduce the costs of speech software solutions.

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

After purchase, it may take substantial time and resources to implement our software and to integrate it with our customers’ existing systems. If we are performing services that are essential to the functionality of the software, in connection with its implementation, we recognize software revenue based on the percentage completed using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either software or service revenue until these conditions are met. We have in the past and may in the future experience unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles and the varying order amounts for our products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company, and in February 2001, we acquired non-exclusive intellectual property rights from a third-party. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with amortization of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, For example, the Speech Front assets and text to speech technology we acquired have been impaired (see notes to the consolidated financial statements). Our inability to integrate successfully any business products, technologies or personnel we may acquire in the future could harm our business.

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

Commercial acceptance of any new products and technologies we may introduce will depend, among other things, on:

•	the ability of our products and technologies to meet and adapt to the needs of our target markets;

•	the performance and price of our products and our competitors’ products; and

•	our ability to deliver customer service directly and through our resellers.

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

Speech recognition, natural language understanding and authentication technologies, including our own, are not 100% accurate. Our customers, including several financial institutions, use our products to provide important services to their customers, including transferring funds to accounts and buying and selling securities. Any misrecognition of voice commands or incorrect authentication of a user’s voice in connection with these financial or other transactions could result in claims against us or our customers for losses incurred. Although our contracts typically contain provisions designed to limit our exposure to liability claims, a claim brought against us for misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management’s attention, result in costly litigation and harm our reputation. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of the limitation of liability, disclaimer of warranty or other protective provisions contained in our contracts.

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

The software industry and the field of speech and voice technologies are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management’s attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and number of features of, our products grow.

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

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

        We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain of these key employees, such as Ronald Croen, our Chief Executive Officer. We cannot guarantee that we will be able to retain all key personnel. For example, our former Chief Financial Officer, Graham Smith, left Nuance in January 2002. None of our key technical or senior management personnel are bound by employment agreements, and, as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, our business could be harmed. We do not have key person life insurance policies covering any of our employees.

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

The market for speech software is new and emerging and industry standards have not yet been established. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products.

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

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS WHICH MAY DELAY OR PREVENT A CHANGE OF CONTROL OF NUANCE.

Provisions of our charter and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of Nuance. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	the division of the board of directors into three separate classes;

•	the elimination of cumulative voting in the election of directors;

•	prohibitions on our stockholders from acting by written consent and calling special meetings;

•	procedures for advance notification of stockholder nominations and proposals; and

•	the ability of the board of directors to alter our bylaws without stockholder approval.

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

Interest Rate Risk

As of March 31, 2002, we had cash and cash equivalents, short-term investments and long-term investments of $162.5 million. Any decline in interest rates over time would reduce our interest income from our cash and cash equivalents, short-term and long-term investments. Based upon our balance of cash and cash equivalents, short-term investments and long-term investments at March 31, 2002, a decrease in interest rates of 1.0% would cause a corresponding decrease in our annual interest income by approximately $1.6 million.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS:

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. Those lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that these allegations are without merit and we are defending the litigation vigorously. Plaintiffs recently filed a further amended complaint, which we intend to move to dismiss. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, or financial condition.

In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

In August 2001, the first of a number of complaints was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased Nuance stock between April 12, 2000 and December 6, 2000. In April 2002, plaintiffs filed a consolidated amended complaint. The consolidated amended complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities, the conduct of our secondary offering, and the issuance of analyst reports. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits have been filed concerning more than 300 other companies’ public offerings. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

We are subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

(a)	No exhibits were filed during the quarter.

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.

Date:    May 15, 2002

By:	/S/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)