Form 10-Q
period 2002-06-30
NUANCE COMMUNICATIONS
filed 2002-08-14
CIK 1102556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                      .

COMMISSION FILE NUMBER 0-30203

NUANCE COMMUNICATIONS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-3208477
(STATE OF INCORPORATION)	(IRS EMPLOYER IDENTIFICATION NUMBER)

1005 HAMILTON AVENUE
MENLO PARK, CALIFORNIA 94025
(650) 847-0000
(ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

33,838,813 shares of the registrant’s common stock, $0.001 par value, were outstanding as of July 31, 2002.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

FORM 10-Q, JUNE 30, 2002

CONTENTS

Item Number		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets: June 30, 2002 and December 31, 2001	1

	Condensed Consolidated Statements of Operations: Three and six months ended June 30, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2-3.	Not Applicable

Item 4.	Submission of Matters To a Vote of Security Holders	35

Item 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K	36

SIGNATURES		37

	Exhibit 99.1

i

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$98,837	$132,618
Short-term investments	46,995	16,230
Accounts receivable, net of allowance for doubtful accounts of $739 and $1,312, respectively	9,772	6,399
Prepaid expenses and other current assets	5,837	4,920

Total current assets	161,441	160,167
Property and equipment, net	8,082	8,502
Intangible assets	1,252	1,393
Restricted cash	12,207	11,983
Long-term investments	4,160	25,747
Other assets	234	439

Total assets	$187,376	$208,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,559	$1,385
Accrued compensation	2,267	2,051
Accrued employee benefits	2,958	2,752
Accrued liabilities	4,749	5,497
Current restructuring accrual	9,061	8,974
Deferred revenue	9,365	10,836

Total current liabilities	31,959	31,495
Long-term restructuring accrual	15,985	20,169
Other long-term liabilities	—	1,742

Total liabilities	47,944	53,406

Commitments (Note 9)

Stockholders’ Equity:
Common stock, $.001 par value, 250,000,000 shares authorized; 33,838,813 shares and 33,198,051 shares issued and outstanding, respectively	34	33
Additional paid-in capital	327,937	324,371
Deferred stock compensation	(612)	(1,532)
Accumulated other comprehensive income (loss)	36	(335)
Accumulated deficit	(187,963)	(167,712)

Total stockholders’ equity	139,432	154,825

Total liabilities and stockholders’ equity	$187,376	$208,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License	$7,631	$5,030	$13,492	$10,692
Service	1,601	3,266	2,846	6,730
Maintenance	2,138	1,749	4,105	3,640

Total revenue	11,370	10,045	20,443	21,062

Cost of revenue:
License	209	—	295	—
Service (1)	1,391	3,222	3,409	7,021
Maintenance (1)	882	1,037	1,767	2,138

Total cost of revenue	2,482	4,259	5,471	9,159

Gross profit	8,888	5,786	14,972	11,903

Operating expenses:
Sales and marketing (1)	12,192	10,328	20,975	22,112
Research and development (1)	3,463	5,088	7,148	10,327
General and administrative (1)	4,142	3,657	7,143	7,167
Amortization of goodwill	—	477	—	955
Non-cash stock-based compensation	318	1,475	957	3,066
Restructuring charges	—	55,028	1,319	55,028

Total operating expenses	20,115	76,053	37,542	98,655

Loss from operations	(11,227)	(70,267)	(22,570)	(86,752)
Interest and other income, net	654	2,317	1,521	5,363

Loss before income taxes	(10,573)	(67,950)	(21,049)	(81,389)
Provision (benefit) for income taxes	(903)	187	(798)	385

Net loss	$(9,670)	$(68,137)	$(20,251)	$(81,774)

Basic and diluted net loss per share	$(0.29)	$(2.10)	$(0.61)	$(2.54)

Shares used to compute basic and diluted net loss per share	33,621	32,400	33,408	32,178

(1) Excludes non-cash stock-based compensation as follows:
Service and cost of revenue	$24	$117	$41	$245
Sales and marketing	83	384	427	797
Research and development	136	487	359	1,012
General and administrative	75	487	130	1,012

Total	$318	$1,475	$957	$3,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(20,251)	$(81,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Tenant improvement asset impairment	—	20,898
Depreciation	1,678	2,137
Amortization of goodwill and intangible assets	141	1,480
Non-cash stock-based compensation expense	957	3,066
Provision for doubtful accounts	(573)	593
Changes in operating assets and liabilities:
Accounts receivable	(2,781)	10,337
Prepaid expenses and other current assets	(916)	(718)
Accounts payable	2,174	310
Accrued liabilities	(326)	(1,489)
Restructuring accrual	(4,097)	32,913
Deferred revenue	(1,471)	2,050

Net cash used in operating activities	(25,466)	(10,197)

Cash flows from investing activities:
Decrease in restricted cash	(224)	—
Purchase of investments	(35,933)	—
Maturities of investments	26,921	8,728
Purchase of property and equipment	(1,258)	(24,318)
Purchase of technology	—	(7,000)

Net cash used in investing activities	(10,494)	(22,590)

Cash flows from financing activities:
Repurchase of common stock	(11)	(365)
Issuance of common stock	73	—
Proceeds from exercise of stock options	427	2,825
Proceeds from employee stock purchase plan	1,485	2,349
Repayment of borrowings	—	(44)

Net cash provided by financing activities	1,974	4,765

Effect of exchange rate fluctuations on cash and cash equivalents	205	(114)

Net decrease in cash and cash equivalents	(33,781)	(28,136)
Cash and cash equivalents, beginning of period	132,618	219,047

Cash and cash equivalents, end of period	$98,837	$190,911

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$28
Income taxes	$—	$32
Supplementary disclosures of non-cash transactions:
Warrant issued to OnStar	$—	$526
Unrealized gain on available-for-sale securities	$166	$—
Issuance of escrow shares	$1,743	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Nuance Communications, Inc. (the “Company”) in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared using accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these instructions and regulations. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Cash and cash equivalents consist of money market accounts, certificate of deposits and deposits with banks. Cash and cash equivalents are recorded at cost which approximates fair value.

Investments

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with maturities remaining of less than one year are considered to be short-term. Investments are held in the Company’s name primarily at major financial institutions. At June 30, 2002, all of the Company’s investments were classified as available-for-sale and carried at fair value, which is determined based on quoted market price, with net unrealized gain or loss included in the “Accumulated Other Comprehensive Income (Loss),” in the accompanying condensed consolidated balance sheets.

Restricted Cash

The Company had $12.2 million and $12.0 million of restricted cash at June 30, 2002 and December 31, 2001, respectively. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities. The restricted cash represents investments in certificates of deposit.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Revenue Recognition

We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.

Our license revenue consists of license fees for our software products. The license fees for our software are calculated using two variables, one of which is the maximum number of simultaneous end-user connections to an application running on the software, and the other of which is the value attributed to the functional use of the software.

All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable.

We use a signed contract and purchase order as evidence of an arrangement for licenses and maintenance renewals. For services, we use a signed contract or statement of work to evidence an arrangement. Software is delivered to customers either electronically or on a CD-ROM. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured.

We recognize license revenue either upon issuance of the permanent software license key or on system acceptance, if the customer has established acceptance criteria (which currently occurs only in a minority of cases). Such criteria typically consist of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or task completion rates.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. As a general rule, license revenue from value-added resellers and OEMs is recognized when product has been sold through to an end user and such sell-through has been reported to the Company. Certain OEM agreements included time-based provisions by which the company recognizes revenue.

The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement and the nature of those services. In the many of cases, we either perform no consulting services or we perform standard implementation services that are not essential to the functionality of the software. When we perform consulting services that are essential to the functionality of the software, we recognize both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed.

Service revenue consists of revenue from providing consulting, training and other revenue consisting primarily of reimbursements for consulting out-of-pocket expenses incurred, in accordance with the Financial Accounting Standard Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

Maintenance revenue consists of fees for providing technical support and software updates. We recognize all maintenance revenue ratably over the contract term. Most customers have the option to renew or decline maintenance agreements annually during the contract term.

Cost of license revenue consists primarily of license fees payable on third-party software products, amortization of software costs, documentation and media costs. Cost of service revenue consists of compensation and related overhead costs for employees engaged in consulting and training. Cost of maintenance revenue consists of compensation and related overhead costs for employees engaged in technical support.

Accumulated Other Comprehensive Gain (Loss)

Comprehensive loss includes net loss and all non-owner charges to stockholders’ deficit, which for the Company, is foreign currency translation and changes in unrealized gains and losses on investments. The Company had no items of comprehensive loss prior to January 1, 2000. As of June 30, 2002 and December 31, 2001, cumulative foreign currency translation adjustments are $23,000 and $227,000, respectively. As of June 30, 2002, unrealized gain from investments is $59,000. As of December 31, 2001, unrealized loss from investments is $108,000. Comprehensive loss was $9,228,000 and $19,880,000 for the three and six months ended June 30, 2002 and $68,238,000 and $81,884,000 for the three and six months ended June 30, 2001.

Reclassification

Certain prior period amounts have been classified to conform with current period presentation. These reclassifications had no significant impact on the financial statements for the periods presented.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as defined in Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. Accordingly, this statement may affect the timing of recognizing future restructuring costs as well as the amounts recognized. This statement also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations, financial position or liquidity of the Company.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Because the Company did not initiate any business combinations after June 30, 2001, the adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations. SFAS No. 142 had no effect on the quarter ending June 30, 2002 as all goodwill was written off as of December 31, 2001.

For the year ended December 31, 2001, we performed an impairment analysis of identifiable assets and goodwill and we recorded a charge of $7.6 million for the impairment of goodwill and other intangible assets. As of June 30, 2002, we have approximately $1.3 million remaining in intangible assets, which are being amortized over 4 remaining years.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 eliminates goodwill from its scope, therefore it does not require goodwill to be allocated to long-lived assets. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). SFAS No. 144 had no effect on the accompanying financial statements for the quarter ended June 30, 2002.

In November 2001, the EITF issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic No. D-103 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. The Company has historically netted reimbursements received for out-of-pocket expenses against the related expenses in its consolidated statements of operations. In January 2002, the EITF issued Topic No. D-103 as ETIF Issue No. 01-14. The Company adopted EITF Issue No. 01-14 beginning January 1, 2002 and comparative financials statements for prior periods have been reclassified to comply with the guidance in Topic D-103. Reimbursed out-of-pocket expenses totaled $10,800 and $20,200 for the three and six months ended June 30, 2002, respectively, and $50,500 and $117,600 for the three and six months ended June 30, 2001, respectively.

In July 2001, the EITF reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” EITF 00-25 generally requires that the consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset of revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. EITF No. 00-25 and EITF No. 01-09 had no effect on the accompanying financial statements for the three and six months ended June 30, 2002.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3.    NET LOSS PER SHARE

Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from stock options and warrants are antidilutive due to the reported net loss. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. During the three and six months ended June 30, 2002 and 2001, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. Such outstanding securities consist of warrants to purchase 100,000 shares of common stock for the three and six months ended June 30, 2002 and 6,216,000 and 6,920,000 options to purchase shares of common stock at the three and six months ended June 30, 2002, respectively. Outstanding securities consisted of warrants to purchase 100,000 shares of common stock for the three and six months ended June 30, 2001 and 6,557,000 and 6,816,000 options to purchase shares of common stock at the three and six months ended June 30, 2001, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(9,670)	$(68,137)	$(20,251)	$(81,774)

Basic and diluted shares:
Weighted average shares of common stock outstanding	33,699	32,671	33,505	32,517
Less: Weighted average shares of common stock subject to repurchase	(78)	(271)	(97)	(339)

Weighted average shares used to compute basic and diluted net loss per share	33,621	32,400	33,408	32,178

Basic and diluted net loss per share	$(0.29)	$(2.10)	$(0.61)	$(2.54)

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.    INTANGIBLE ASSETS AND GOODWILL

There was no goodwill on the financial statements as of June 30, 2002, as no goodwill was acquired during the quarter and all prior goodwill was written off in the year ended December 31, 2001.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss, as reported	$(9,670)	$(68,137)	$(20,251)	$(81,774)
Add back amortization of:
Goodwill	—	445	—	889
Acquired work force	—	32	—	66

Net loss, as adjusted	$(9,670)	$(67,660)	$(20,251)	$(80,819)

Net loss per share, basic and diluted, as reported	$(0.29)	$(2.10)	$(0.61)	$(2.54)
Add back amortization of:
Goodwill	—	0.01	—	0.03
Acquired workforce	—	—	—	—

Net loss per shared, basic and diluted, as adjusted	$(0.29)	$(2.09)	$(0.61)	$(2.51)

Information regarding the Company’s other intangible assets follow (in thousands):

	As of June 30, 2002			As of December 31, 2001
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Purchased Technology	$2,618	$(1,366)	$1,252	$2,618	$(1,225)	$1,393

Total	$2,618	$(1,366)	$1,252	$2,618	$(1,225)	$1,393

We amortized purchased technology of $84,000 and $141,000 to research and development expense for the three and six months ended June 30, 2002, respectively and $350,000 and $525,000 for the three and six months ended June 30, 2001, respectively.

The estimated amortization of purchased technology for each of the five fiscal years subsequent to December 31, 2001 is as follows:

Year Ended December 31,	Amortization Expense
2002 (remaining 6 months)	$197
2003	338
2004	338
2005	338
2006	41

Total	$1,252

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.    NON-CASH STOCK-BASED COMPENSATION

In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This balance is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $221,000 and $382,000 for the three and six months ended June 30, 2002, respectively, and $592,000 and $1.2 million for the three and six months ended June 30, 2001, respectively. For the six months ended June 30, 2002, we recorded a reversal of approximately $249,000 of deferred stock compensation on the balance sheet, in which $187,000 represented a reduction to non-cash stock-based compensation and $62,000 represented unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees. There were no reversals of deferred stock compensation recorded for the six months ended June 30, 2001.

In connection with our SpeechFront acquisition, we recorded deferred stock compensation of $4.1 million. This amount was part of the purchase agreement and was payable to the founders in common stock, equivalent to approximately 38,710 shares at acquisition date, and contingent upon their continued employment. Of that amount, $1.7 million of stock, equivalent to approximately 16,590 shares at acquisition date, related to retention of the founders of SpeechFront, and was released from escrow on the eighteen-month anniversary of the acquisition date, which was May 2002. The remaining $2.4 million of stock, equivalent to approximately 22,120 shares at acquisition date, also relates to retention of the founders and was released from escrow on the twelve-month anniversary of the acquisition date, which was November 2001. These amounts were amortized over 18 months and 12 months, respectively. By May 2002, the SpeechFront founders had been issued all 38,710 shares of common stock. Approximately $97,000 and $387,000 were amortized in the three and six months ended June 30, 2002, respectively, and approximately $871,000 and $1.8 million were amortized in the three and six months ended June 30, 2001, respectively, related to these deferred compensation amounts.

In December 2000, we issued a warrant to a customer to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. The warrant was fully amortized as of March 31, 2002. We amortized $205,000 in the three months ended March 31, 2002 and $84,000 and $152,000 in the three and six months ended June 30, 2001, respectively, related to this warrant. We performed services of $21,000, $39,000 and $72,000 for this customer during the three and six months ended June 30, 2002 and the three months ended June 30, 2001, respectively. We reduced the warrant expense by $18,000 in the three months ended March 31, 2002 and $72,000 in the six months ended June 30, 2001, respectively, by these amounts and recorded $21,000 as service revenue in the three months ended June 30, 2002.

We expect to amortize $1.3 million, $209,000 and $8,000 of non-cash stock-based compensation in 2002, 2003 and 2004, respectively.

6.    STOCK OPTION EXCHANGE PROGRAM

On March 1, 2002, we announced a voluntary stock option exchange program for all qualified employees. The exchange program was not available to executive officers, directors, consultants or former employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options at an exercise

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

price of $15.00 or greater under the 1998 Stock Plan and 2000 Stock Plan held by them in exchange for new options to be granted under the 2000 Stock Plan at a future date at the then current fair market value. The new options will be granted no earlier than the first business day that is six months and one day after the cancellation date of the exchanged options. The exercise price per share of the new options will be 100% of the fair market value on the date of grant, as determined by the closing price of our common stock reported by Nasdaq National Market for the last market trading day prior to the date of grant. These elections were made by March 29, 2002 and were required to include all options granted during the prior six-month period. In April 2002, stock options in the amount of 1,492,389 stock option shares were cancelled relating to this program.

7.    SEGMENT REPORTING AND INTERNATIONAL INFORMATION

We have two operating and reportable segments: licenses and services, which include consulting, training and technical support. Revenue and cost of revenue for the segments are identical to those presented on the accompanying condensed consolidated statements of operations. We do not track operating expenses nor derive profit or loss based on these segments.

Sales of licenses and services through June 30, 2002 occurred through resellers and direct sales representatives located in our headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. We do not separately report costs by region internally. International revenues are based on the country in which the end-user is located. The following is a summary of license and service and maintenance revenue by geographic region (in thousands):

	2002	2001	2002	2001
License Revenue:
United States	$4,895	$3,377	$8,465	$6,444
Europe	950	711	1,830	1,369
Asia	217	329	830	687
Australia	188	134	390	1,052
Canada	661	109	967	120
Latin America	720	370	1,010	1,020

Total	$7,631	$5,030	$13,492	$10,692

Service and Maintenance Revenue:
United States	$2,495	$3,014	$4,431	$5,834
Europe	430	941	880	2,021
Asia	142	226	291	503
Australia	161	190	330	635
Canada	330	271	643	460
Latin America	181	373	376	917

Total	$3,739	$5,015	$6,951	$10,370

8.    RESTRUCTURING

In April 2001, our Board of Directors approved a restructuring plan that would align the Company’s expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, we recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements for the year ended December 31, 2001.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

During the quarter ended March 31, 2002, we implemented a restructuring plan to reduce our workforce by approximately 8%. The restructuring was primarily to realign the sales and professional services organizations. We recorded a restructuring charge of $1.3 million for the three months ending March 31, 2002, which primarily consisted of payroll and related expenses in connection with headcount reduction. During the three months ended June 30, 2002, approximately $1.2 million of this amount was paid out with the remainder expected to be paid during 2002.

The activity to the restructuring charges accrual through the quarter ended June 30, 2002 are as follows (in millions):

	Lease Loss	Severance and Related Benefits	Total Restructuring
Total charge for the year ended December 31, 2001	$32.6	$1.5	$34.1
Amount utilized in the year ended December 31, 2001	(3.6)	(1.4)	(5.0)

Accrual balance at December 31, 2001	29.0	0.1	29.1
Total charge for the quarter ended March 31, 2002	—	1.3	1.3
Amount utilized in the quarter ended March 31, 2002	(2.1)	(0.8)	(2.9)

Accrual balance at March 31, 2002	26.9	0.6	27.5
Total charge for the quarter ended June 30, 2002	—	—	—
Amount utilized in the quarter ended June 30, 2002	(2.1)	(0.4)	(2.5)

Accrual balance at June 30, 2002	$24.8	$0.2	$25.0

Total cash outlay for the restructuring plans is expected to be $35.4 million, of which $10.4 million was paid through June 30, 2002 and $25.0 million remained accrued at June 30, 2002. We expect $8.9 million of the lease loss to be paid out over the next twelve months, and the remaining $16.0 million to be paid out over the remaining life of the lease of approximately 10 years. The remainder of the employee severance and related benefits accrual of $0.2 million will be paid out by the end of the fiscal year 2002.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9.    COMMITMENTS

We lease our facilities under non-cancelable operating leases with various expiration dates through July 2012. Future minimum lease payments under these agreements, including the Company’s new facilities lease, as of December 31, 2001, are as follows (in thousands):

FISCAL YEAR ENDING DECEMBER 31,
2002 (remaining six months)	$4,984
2003	9,727
2004	9,253
2005	8,477
2006	8,778
Thereafter	52,494

Total minimum lease payments	$93,713

In May 2000, we entered into a lease for a new headquarters facility. The lease has an eleven-year term, which began in August 2001, and provides for monthly rent payments starting at approximately $600,000. A $12.2 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 restructuring plan (see Note 8), we decided not to occupy this new leased facility and have recorded a lease loss of $32.6 million related to future lease commitments, net of expected sublease income. The future minimum lease payments table referenced above does not include estimated sublease income.

10.    LITIGATION

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. Those lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that these allegations are without merit and we are defending the litigation vigorously. Recently, in response to our motion to dismiss, certain of the Plaintiffs’ claims were dismissed with prejudice. However, Plaintiffs’ will be permitted to file a further amended complaint with respect to several remaining claims. We intend to move to dismiss any such amended complaint. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, and financial condition.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

and officers. Similar lawsuits have been filed concerning more than 300 other companies’ public offerings. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

We are subject to certain other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is not currently determinable, managements does not expect that the ultimate costs to resolve current matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year, regarding expense trends, capital requirements, sources of revenue and our current outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in the section below entitled “Factors That Affect Future Results” and elsewhere in this Report on Form 10-Q.

OVERVIEW

Nuance develops, distributes and supports speech software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. We were incorporated in July 1994 and began operations in October 1994. Prior to 1996, our revenue was derived from technical consulting services. In 1996, we deployed the first version of our software platform and began to generate software license revenue. Today, we offer a range of speech software products and related services. To support the sale, deployment and operation of our products, we provide a number of services that include consulting, development and implementation, training, maintenance updates and technical support.

We sell products to our customers both directly through our sales force and indirectly through resellers and systems integrators. One customer, Nortel Networks, acting as a reseller, accounted for 12% of total revenue in both the three and six months ended June 30, 2002 and 23% of total revenue in both the three and six months ended June 30, 2001. Another customer, Edify Corporation, also a reseller, accounted for 12% and 17% of total revenue for the three and six months ended June 30, 2002, respectively and less than 10% and 11% for the three and six months ended June 30, 2001, respectively. No other customers or resellers accounted for more than 10% of our revenue for the quarters and six months ended June 30, 2002 and June 30, 2001. We anticipate that sales through resellers will continue to account for a significant percentage of our revenue, however, percentage of our total revenue attributable to sales through resellers may vary in the future.

We sell our products to customers in North America, South America, Europe, Asia and Australia. International sales accounted for approximately 35% and 37% of our total revenue for the three and six months periods ended June 30, 2002 respectively. We anticipate that markets outside the United States will continue to represent a substantial portion of total future revenue. International sales are currently denominated in U.S. dollars. However, we may denominate sales in foreign currencies in the future.

During the quarter ended March 31, 2002, we implemented a restructuring plan to reduce our workforce by approximately 8%. The restructuring was primarily to realign the sales and professional services organizations. We recorded a restructuring charge of $1.3 million for the three months ending March 31, 2002, which primarily consisted of payroll and related expenses in connection with headcount reduction. During the three months ended June 30, 2002, approximately $1.2 million of this amount was paid out with the remainder expected to be paid during 2002.

In response to market conditions, we are currently reviewing our business and operational models, including our expenses in relation to revenue opportunities. We are working toward reducing overall, ongoing expenses by initiating programs to reduce costs across all functional areas, however, the timing and degree of expense reduction will vary depending on the actions taken and the timing of those actions. In addition, we are reviewing and evaluating our business model, and we are working toward enhancing the effectiveness of our business relationships as well as our ability to respond to market opportunities.

On July 30, 2002, we filed a report on Form 8-K relating to Ronald Croen becoming the Chairman of our Board of Directors and stepping down from his position as our President and Chief Executive Officer once a successor has been selected. Mr. Croen is participating with our Board of Directors in an active search to identify a qualified successor and currently remains actively engaged as President and Chief Executive Officer.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of operations for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License	67%	50%	66%	51%
Service	14	33	14	32
Maintenance	19	17	20	17

Total revenue	100	100	100	100

Cost of revenue:
License	2	—	1	—
Service	12	32	17	33
Maintenance	8	10	9	10

Total cost of revenue	22	42	27	43

Gross profit	78	58	73	57

Operating expenses:
Sales and marketing	108	103	102	105
Research and development	30	51	35	49
General and administrative	36	36	35	34
Amortization of goodwill	—	5	—	5
Non-cash stock-based compensation	3	15	5	15
Restructuring charges	—	548	6	261

Total operating expenses	177	758	183	469

Loss from operations	(99)	(700)	(110)	(412)
Interest and other income, net	6	23	7	25

Loss before income taxes	(93)	(677)	(103)	(387)
Provision (benefit) for income taxes	(8)	2	(4)	2

Net loss	(85)%	(679)%	99%	(389)%

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue

        Total revenue for the three months ended June 30, 2002 was $11.4 million, compared with $10.0 million in the three months ended June 30, 2001, an increase of 13%. Total revenue for the six months ended June 30, 2002 was $20.4 million, compared with $21.1 million in the six months ended June 30, 2001, a decrease of 3%.

License revenue for the three months ended June 30, 2002 was $7.6 million, compared with $5.0 million in the three months ended June 30, 2001, an increase of 52%. License revenue for the six months ended June 30, 2002 was $13.5 million, compared with $10.7 million in the six months ended June 30, 2001, an increase of 26%. License revenue represented 67% and 66% of total revenue for the three and six months ended June 30, 2002, respectively, and 50% and 51% of total revenue for the three and six months ended June 30, 2001, respectively.

Service revenue for the three months ended June 30, 2002 was $1.6 million, compared with $3.3 million for the three months ended June 30, 2001, a decrease of 51%. Service revenue for the six months ended June 30, 2002 was $2.8 million, compared with $6.7 million for the six months ended June 30, 2001, a decrease of 58%. This decrease in service revenue was due primarily to the decline in demand for these services and the associated reduction of professional service personnel to bring capacity in line with the reduced demand. Service revenue represented 14% of total revenue for both the three and six months ended June 30, 2002 and 33% and 32% of total revenue for the three and six months ended June 30, 2001, respectively.

Maintenance revenue for the three months ended June 30, 2002 was $2.1 million, compared with $1.7 million for the three months ended June 30, 2001, an increase of 22%. Maintenance revenue for the six months ended June 30, 2002 was $4.1 million, compared with $3.6 million for the six months ended June 30, 2001, an increase of 13%. This increase in maintenance revenue was due to the relative increase in license revenue. Maintenance revenue represented 19% and 20% of total revenue for the three and six months ended June 30, 2002, respectively, and 17% of total revenue for both the three and six months ended June 30, 2001.

Cost of Revenue

Cost of license revenue consists primarily of amortization of text-to-speech software, third-party royalties, media and documentation costs. Cost of license revenues were $209,000 and $295,000 for the three and six months ended June 30, 2002, respectively, and $0 for both three and six months ended June 30, 2001. We anticipate that cost of license revenue will slightly decrease in absolute dollars, but will vary as a percentage of total revenue from period to period.

Cost of service revenue for the three months ended June 30, 2002 was $1.4 million, compared with $3.2 million in the three months ended June 30, 2001, a decrease of 57%. Cost of service revenue for the six months ended June 30, 2002 was $3.4 million, compared with $7.0 million in the six months ended June 30, 2001, a decrease of 51%. The decrease was due to a reduction of employees resulting from the January 2002 and April 2001 reductions in force, as well as realignment of the professional services employees to support the sales and marketing organization. Headcount for professional service personnel decreased by approximately 55 employees, a reduction of approximately 65%, in the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001. Cost of service revenue as a percentage of service revenue was 87% and 120% in the three and six months ended June 30, 2002, respectively, compared with 99% and 104% for the three and six months ended June 30, 2001, respectively. We anticipate that cost of service revenue will remain constant as a percentage of total revenue. However, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in maintaining our cost of service revenues as a percentage of total revenues.

Cost of maintenance revenue for the three months ended June 30, 2002 was $0.9 million, compared with $1.0 million in the three months ended June 30, 2001, a decrease of 15%. Cost of maintenance revenue for the six months ended June 30, 2002 was $1.8 million, compared with $2.1 million in the six months ended June 30, 2001, a decrease of 17%. The decrease was due to a reduction of employees resulting from the January 2002 and April 2001 reductions in force. Headcount for maintenance personnel decreased by approximately 7 employees, a reduction of approximately 23%, in the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001. Cost of maintenance revenue as a percentage of maintenance revenue was 41% and 43% in the three and six months ended June 30, 2002, respectively, compared with 59% for both the three and six months ended June 30, 2001, respectively. We anticipate that cost of maintenance revenue will remain constant as a percentage of total revenue. However, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in maintaining our cost of service revenues as a percentage of total revenues.

Operating Expenses

In response to market conditions, we are currently reviewing our business and operational models, including our expenses in relation to revenue opportunities. We are working toward reducing ongoing operating expenses by initiating programs to reduce operational costs across all functional areas, however, the timing and degree of expense reduction will vary depending on the actions taken and the timing of those actions.

Sales and Marketing—Sales and marketing expenses primarily consist of compensation and related costs for sales and marketing personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses for the three months ended June 30, 2002 were $12.2 million, compared with $10.3 million in the three months ended June 30, 2001, an increase of 18%. This increase was primarily attributable to an increase in commission-based compensation and incentives to sales personnel resulting from the increase in sales revenue between the three months ended June 30, 2002 and 2001, as well as increases in trade shows, training and seminars, consulting and travel-related expenses for this period. Sales and marketing expenses for the six months ended June 30, 2002 were $21.0 million, compared with $22.1 million in the six months ended June 30, 2001, a decrease of 5%. This decrease was primarily attributable to a reduction in commission-based compensation and incentives to sales personnel resulting from a reduction in sales revenue between the six months ended June 30,2002 and 2001, as well as decreases in travel and related expenses and consulting and recruiting costs. Headcount for sales and marketing personnel increased by 48 employees, an increase of approximately 48%, in the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001, primarily due to the realignment of the professional services and technical support employees to support the sales and marketing organization. As a percentage of total revenue, sales and marketing expenses were 108% and 102% in the three and six month periods ended June 30, 2002, respectively, and 103% and 105% in the three and six month periods ended June 30, 2001, respectively. We are working to decrease sales and marketing expenses, but anticipate that sales and marketing expenses will vary as a percentage of total revenue from period to period.

Research and Development—Research and development expenses primarily consist of compensation and related costs for research and development personnel and contractors. Research and development expenses for the three months ended June 30, 2002 were $3.5 million, compared with $5.1 million in the three months ended June 30, 2001, a decrease of 32%. Research and development expenses for the six months ended June 30, 2002 were $7.1 million, compared with $10.3 million in the six months ended June 30, 2001, a decrease of 31%. This decrease was attributable to a reduction of personnel and related expenses associated with product development activities resulting from the January 2002 and April 2001 restructuring plans, as well as decreases in training costs, consulting and recruiting costs and travel and related expenses. Headcount for research and development personnel decreased by approximately 28 employees, a reduction of approximately 22%, in the quarter ended June 30, 2002 compared with the quarter beginning June 30, 2001. In addition, purchased technology amortization costs declined following the December 31, 2001 writedown of the impaired intangible assets. As a percentage of total revenue, research and development expenses were 30% and 35% in the three and six months ended June 30, 2002, respectively, and 51% and 49% in the three and six months ended June 30, 2001, respectively. We anticipate that research and development expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

General and Administrative—General and administrative expenses primarily consist of compensation and related costs for administrative personnel, legal services, accounting services and other general corporate expenses. General and administrative expenses for the three months ended June 30, 2002 were $4.1 million, compared with $3.7 million in the three months ended June 30, 2001, an increase of 13%. General and administrative expenses for the six months ended June 30, 2002 were $7.1 million, compared with $7.2 million in the six months ended June 30, 2001, a decrease of 1%. The increase for the three-month period was primarily due to an increase in consulting costs and corporate insurance costs. Headcount for administrative personnel decreased by approximately 4 employees, a reduction of approximately 6%, in the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001. As a percentage of total revenue, general and administrative expenses were 36% and 35% in the three and six months ended June 30, 2002, respectively, and 36% and 34% in the three and six months ended June 30, 2001, respectively. We are working to decrease general and administrative expenses anticipate that general and administrative expenses but will vary as a percentage of total revenue from period to period.

Amortization of Goodwill—Goodwill amortization of $5.5 million was recorded in connection with the acquisition of SpeechFront in November 2000. There was no amortization of goodwill for the three and six months ended June 30, 2002 as all goodwill was written off as of December 31, 2001. Amortization expense was $0 for both the three and six months ended June 30, 2002 and $477,000 and 955,000 for the three and six months ended June 30, 2001.

Non-Cash Stock-Based Compensation—In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This balance is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $221,000 and $382,000 for the three and six months ended June 30, 2002, respectively, and $592,000 and $1.2 million for the three and six months ended June 30, 2001, respectively. For the six months ended June 30, 2002, we recorded a reversal of approximately $187,000 of deferred stock compensation expense relating to forfeitures of stock options by terminated employees. There were no reversals of deferred stock compensation expense for the six months ended June 30, 2001.

In connection with our November 2000 SpeechFront acquisition, we recorded deferred stock compensation of $4.1 million. This amount was part of the purchase agreement and was payable to the founders in common stock, equivalent to approximately 38,710 shares at acquisition date, contingent upon their continued employment. Of that amount, $1.7 million of stock, equivalent to approximately 16,590 shares at acquisition date, related to retention of the founders of SpeechFront, and was released from the escrow account on the eighteen-month anniversary of the acquisition date, which was May 2002. The remaining $2.4 million of stock, equivalent to approximately 22,120 shares at acquisition date, also related to retention of the founders and was released from the escrow account on the twelve-month anniversary of the acquisition date, which was November 2001. By May 2002, the SpeechFront founders had been issued all 38,710 shares of common stock. These amounts have been amortized over 18 months and 12 months, respectively. Approximately $97,000 and $387,000 were amortized in the three and six months ended June 30, 2002, respectively, and approximately $871,000 and $1.8 million were amortized in the three and six months ended June 30, 2001, respectively, related to these deferred compensation amounts.

In December 2000, we issued a warrant to a customer to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. The warrant was fully amortized as of March 31, 2002. We amortized $205,000 in the three months ended March 31, 2002 and $84,000 and $152,000 in the three and six months ended June 30, 2001, respectively, related to this warrant. We performed services of $21,000, $39,000 and $72,000 for this customer during the three and six months ended June 30, 2002 and the three months ended June 30, 2001, respectively. We reduced the warrant expense by $18,000 and $72,000 in the six months ended June 30, 2002 and 2001, respectively, by these amounts and recorded $21,000 as service revenue in the three months ended June 30, 2002.

We expect to amortize $1.3 million, $209,000 and $8,000 of non-cash stock-based compensation in 2002, 2003 and 2004, respectively.

Restructuring Charges

During the quarter ended March 31, 2002, we implemented a restructuring plan to reduce our workforce by approximately 8%. The restructuring was primarily to realign the sales and professional services organizations. We recorded a restructuring charge of $1.3 million for the three months ending March 31, 2002, which primarily consisted of payroll and related expenses in connection with headcount reduction. During the three months ended June 30, 2002, approximately $1.2 million of this amount was paid out with the remainder expected to be paid during 2002.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term and long-term investments. Interest and other income, net was $654,000 and $1.5 million in the three and six months ended June 30, 2002, respectively, and $2.3 million and $5.4 million in the three and six months ended June 30, 2001, respectively, a decrease of 72% in both periods. This decrease was due to a reduction in interest income, resulting from lower cash balances and decreased interest rates.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through June 30, 2002 and therefore have not recorded a provision for U.S. federal income taxes for any period through June 30, 2002. We recorded income tax expense relating to foreign taxes of $165,000 and $270, 000 for the three and six months ended June 30, 2002, respectively, and $153,000 and $303,000 for the three and six months period ended June 30, 2001, respectively. The income tax expense for the three and six months ended June 30, 2002 has been reduced by tax credits associated with research and development activities from our Canadian technology center. These tax credits, which result in cash payments to us, are based on qualified salaries paid and capital equipment purchases. Tax credits of approximately $1.1 million were recorded against income tax expense for the three months ended June 30, 2002 and are related to qualified expenditures made in 1999, 2000 and 2001. An additional tax credit of $0.2 million was recorded in the period ended June 30, 2002 and reduced property and equipment. We do not expect these tax credits to be substantial in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

From inception to our initial public offering, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million through March 31, 2000 and, to a lesser extent, from bank financing. On April 18, 2000, we raised approximately $80 million through the completion of our initial public offering of common stock. On October 2, 2000, we raised approximately $144 million through the completion of our follow-on public offering. As of June 30, 2002, we had cash and cash equivalents aggregating $98.8 million and investments totaling $51.2 million.

Our operating activities used cash of $25.5 million for the six months ended June 30, 2002, and used cash of $10.2 million during the six months ended June 30, 2001. This negative operating cash flow in the six months ended June 30, 2002 was largely the result of our net loss and the lease payments associated with unoccupied space. The negative operating cash flow in the six months ended June 30, 2001 resulted principally from our net loss, partially offset by a decrease in accounts receivable and recording of a restructuring accrual and tenant improvement asset impairment.

Investing activities used cash of $10.5 million during the six months ended June 30, 2002, and $22.6 million during the six months ended June 30, 2001. The use of cash in investing activities for the six months ended June 30, 2002 resulted from the net purchases of short-term investments offset by maturities of short-term investments. The use of cash for the six months ended June 30, 2001 resulted primarily from additions to property and equipment and purchased technology, partially offset by maturities of short-term investments.

Our financing activities generated cash of $2.0 million during the six months ended June 30, 2002, and $4.8 million for the six months ended June 30, 2001. The generation of cash was largely the result of proceeds from the exercise of stock options and employee stock purchase plan contributions from employees for both the six months ended June 30, 2002 and 2001.

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

The following table summarizes our obligations and commercial commitments to make future payments under contracts:

Contractual Obligations	Total	Current	1-3 years	4-5 years	After 5 years
Operating leases	$93,713	$4,984	$27,457	$17,487	$43,785

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$12,207	$—	$—	$—	$12,207

The restricted cash secures our letters of credit of approximately $12.2 million and is invested with a bank, as required by landlords to meet rent deposits requirements for our leases on facilities (see Note 1).

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

All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed and determinable and collection of the resulting receivable is probable.

We use a signed contract and purchase order as evidence of an arrangement for licenses and maintenance renewals. For services, we use a signed contract or statement of work to evidence an arrangement. Software is delivered to customers either electronically or on a CD-ROM. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured.

We recognize license revenue either upon issuance of the permanent software license key or on system acceptance, if the customer has established acceptance criteria (which currently occurs only in a minority of cases). Such criteria typically consist of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or task completion rates.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, revenue is deferred and recognized when delivery occurs. As a general rule, license revenue from value-added resellers and OEMs is recognized when product has been sold through to an end user and such sell-through has been reported to the Company. Certain OEM agreements include time-based provisions by which the company recognizes revenue.

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

Service revenue consists of revenue from providing consulting, training and other revenue consisting primarily of reimbursements for consulting out-of-pocket expenses incurred, in accordance with the Financial Accounting Standard Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

Maintenance revenue consists of fees for providing technical support and software updates. We recognize all maintenance revenue ratably over the contract term. Most customers have the option to renew or decline maintenance agreements annually during the contract term.

Our standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

We record deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of June 30, 2002, deferred revenue was $9.4 million. The deferred revenue amount includes unearned license, prepaid maintenance and professional services that will be recognized as revenue in the future as we deliver licenses and perform services.

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

Valuation of Intangible Assets and Goodwill

We periodically assess the realizability of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” For assets to be held and used, including acquired intangibles, we initiate our review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets could occur.

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective. This did not have an impact on our financial statements as all goodwill had been previously amortized or impaired.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which the exercise of management’s judgment in selecting an available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K and which contain accounting policies and other disclosures required by generally accepted accounting principles.

FACTORS THAT AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses since our inception, including a loss of approximately $9.7 million in the three months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $188.0 million. We expect to have net losses and negative cash flow for at least the next 12 to 18 months. We expect to spend significant amounts to develop or enhance our products, services and technologies and to enhance sales and operational capabilities. As a result, we will need to generate significant increases in revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR ABILITY TO ACCURATELY FORECAST OUR QUARTERLY SALES IS LIMITED, OUR SHORT TERM COSTS ARE RELATIVELY FIXED AND WE EXPECT OUR BUSINESS TO BE AFFECTED BY SEASONALITY. AS A RESULT, OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. For example, in March 2001, we announced our revised expectations for our first quarter financial results based upon our then-current outlook, including a revenue shortfall and a larger than expected net loss for the quarter due to general economic conditions which had led customers and customer prospects to postpone capital investment in Nuance products and service offerings based on Nuance products. These quarterly variations are caused by a number of factors, including:

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

•
our ability to develop, introduce, ship and support new and enhanced products, such as new versions of our software platform, that respond to changing technology trends in a timely manner and our ability to manage product transitions;

•	the amount and timing of expenses; and

•	the utilization rate of our professional services personnel.

Due to these factors, and because the market for our software is new and rapidly changing, our ability to accurately forecast our quarterly sales is limited. In addition, most of our costs are relatively fixed in the short term, even as we endeavor to manage these costs. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb the costs of our expenses, even as we endeavor to manage these costs. As a result, our quarterly operating results could fluctuate significantly and unexpectedly from quarter to quarter.

We also expect to experience seasonality in the sales of our products. For example, we anticipate that sales may be lower in the first and third quarters of each year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that sales may decline during summer months. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which this seasonality may affect our business.

WE DEPEND UPON RESELLERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS KEY RESELLERS, OR A DECLINE IN THEIR RESALE OF OUR PRODUCTS AND SERVICES, COULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUE.

In 1999, 56% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 72% in 2000, to 75% in 2001 and to 79% and 83% in the three and six months ended June 30, 2002. Though this percentage may vary or decrease in the future, we intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

Our contracts with resellers generally do not require a reseller to purchase our products. We cannot guarantee that any of our resellers will continue to market our products or devote significant resources to doing so. In addition, we may, from time to time, terminate or adjust some of our relationships with resellers in order to address changing market conditions, improve our business, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our business and result decreased sales through resellers or threatened or actual litigation. Finally, our resellers possess confidential information concerning our products, product release schedules and sales, marketing and reseller operations. Although we have nondisclosure agreements with our resellers, we cannot guarantee that any reseller would not use our confidential information in competition with us or otherwise. If our resellers do not successfully market and sell our products for these or any other reasons, our sales could be adversely affected and our revenue could decline.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMER ORDERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE DURING ANY GIVEN PERIOD. THE LOSS OF, OR DELAYS IN, A KEY ORDER COULD SUBSTANTIALLY REDUCE OUR REVENUE IN ANY GIVEN PERIOD AND HARM OUR BUSINESS.

We derive a significant portion of our revenue in each period from a limited number of customers. For example, in the six months ended June 30, 2002, five customers made up 34% of our total revenue, in the quarter ended June 30, 2002, two customers each, acting as a reseller each, accounted for approximately 12% of our total revenue.

We expect that a limited number of customers and customer orders will continue to account for a substantial portion of our revenue in any given period. Generally, customers who make large purchases from us are not expected to make subsequent, equally large purchases in the short term, and therefore we must attract new customers in order to maintain or increase our revenues. As a result, if we do not acquire a major customer, if a contract is delayed, cancelled or deferred, or if an anticipated sale is not made, our business could be harmed.

SALES TO CUSTOMERS OUTSIDE THE UNITED STATES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

International sales represented approximately 35% and 37% of our total revenue in the three and six month period ended June 30, 2002, respectively 42% of our revenue in 2001, 47% of our revenue in 2000 and 21% of our revenue in 1999, and we anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

SPEECH SOFTWARE PRODUCTS GENERALLY, AND OUR PRODUCTS AND SERVICES IN PARTICULAR, MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE BY BUSINESSES AND TELECOMMUNICATIONS CARRIERS, WHICH COULD REQUIRE US TO MODIFY OUR SALES AND MARKETING EFFORTS AND COULD LIMIT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

The market for speech software products is relatively new and rapidly changing. In addition, some of our products are new to the market or will be new to the market once released. Our ability to increase revenue in the future depends on the acceptance by our customers, resellers and their end users of speech software generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs of this new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers or touch-tone-based systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of voice interface software in general and our products in particular. This may require shifts in our sales and marketing efforts and strategies to achieve such education. If these efforts fail or prove excessively costly or otherwise unmanageable, or if speech software generally do not achieve commercial acceptance, our business could be harmed.

The continued development of the market for our products will depend upon the following factors among others:

•	widespread and successful deployment of speech software applications;

•	customer demand for services having a voice user interface;

•	acceptance by businesses of the benefits of speech technology;

•	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web sites;

•	adoption of industry standards for speech software and related technologies; and

•	continuing improvements in hardware technology that may reduce the costs of speech software solutions.

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

OUR FAILURE TO RESPOND TO AND SUCCESSFULLY MANAGE RAPID CHANGE IN THE MARKET FOR SPEECH SOFTWARE COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS.

The speech software industry is relatively new and rapidly changing. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end-user requirements, gain commercial acceptance and incorporate technological advancements. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes, we may be unable to retain existing customers or attract new customers, which could harm our business. In addition, as we develop new products, sales of existing products may decrease. If we cannot offset a decline in revenue from existing products with sales of new products, our business would suffer.

Commercial acceptance of any new products and technologies we may introduce will depend, among other things, on:

•	the ability of our services, products and technologies to meet and adapt to the needs of our target markets;

•	the performance and price of our products and services and our competitors’ products and services; and

•	our ability to deliver customer service and professional services directly and through our resellers.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY MARKET OR DEVELOP PRODUCTS, SERVICES AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may cause us to reduce prices and/or otherwise harm our business.

INTERNATIONAL SALES OPPORTUNITIES MAY REQUIRE US TO, DEVELOP LOCALIZED VERSIONS OF OUR PRODUCTS. IF WE ARE UNABLE TO DO SO, WE MAY BE UNABLE TO GROW OUR REVENUE AND EXECUTE OUR BUSINESS STRATEGY.

International sales opportunities may require investing significant resources in creating and refining different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If we fail to develop localized versions of our products, our ability to address international market opportunities and to grow our business will be limited. We must also expend resources to develop localized versions of our products, and we may not be able to recognize adequate revenues from these localized versions of our products to make them profitable.

WE ARE CURRENTLY ENGAGED IN VARIOUS SECURITIES CLASS ACTION LITIGATIONS, WHICH, IF RESOLVED UNFAVORABLY, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

We have been sued in various shareholder lawsuits in federal district court in California and New York (See “Part II—Item 1—Legal Proceedings”). We believe that the allegations against us are without merit and intend to continue to defend the litigation vigorously. An unfavorable resolution of the lawsuits could have a material adverse effect on our business, results of operations, or financial condition.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS OUTSIDE OF OUR CONTROL.

Since our initial public offering on April 13, 2000, our stock price has been extremely volatile. During that time, the stock market in general, The Nasdaq National Market and the securities of technology companies in particular have experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

•	actual or anticipated variations in operating results;

•	announcements of operating results and business conditions by our customers and suppliers;

•	announcements by our competitors relating to new customers, technological innovation or new services;

•	announcements of new product lines and/or shifts in business focus of sales and distribution models;

•	increases in our plans for, or rate of, capital expenditures for infrastructure, information technology and other similar capital expenditures;

•	economic developments in our industry as a whole;

•	general market and economic conditions; and

•	general decline in information technology and capital spending plans.

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

IF WE DO NOT EFFECTIVELY MANAGE OUR OPERATIONS AND RESOURCES IN ACCORDANCE WITH MARKET AND ECONOMIC CONDITIONS, OUR BUSINESS COULD BE HARMED.

Our operations have changed significantly due to volatility in our business and may continue to change in the future. We experienced significant growth in the past; however, in April 2001, we reduced our workforce by approximately 20%. Additionally, during the quarter ended March 31, 2002, we implemented a restructuring plan to reduce our workforce by approximately another 8%. We may be required to expand or contract our business operations and workforce in the future to adapt to the market environment, and as a result may need to expand or contract our management, operational, sales, marketing, financial and human resources, as well as management information systems and controls, to align and support any such growth or contraction. Our failure to successfully manage these types of changes would place a burden on our business, our operations and our management team, and could negatively impact sales, customer relationships and other aspects of our business performance and could cause our business to suffer.

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

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain of these key employees. We cannot guarantee that we will be able to retain all key personnel. For example, in July 2002, our President and Chief Executive Officer, Ronald Croen, became the Chairman of Company’s Board of Directors and announced plans to step down from his position as CEO once a successor has been identified. In addition, in January 2002, Graham Smith resigned from his position with the company as Chief Financial Officer. While Mr. Croen plans to remain engaged as CEO until his successor is selected and retained, we may encounter difficulties or delays in hiring a new Chief Executive Officer and such difficulties or delays could harm our business. None of our key technical or senior management personnel are bound by employment agreements, and, as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacement of such personnel could be difficult and costly, and if we are unable to successfully and swiftly replace such personnel and effectively transition to new management personnel, our business could be harmed. We do not have key person life insurance policies covering any of our employees.

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

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, For example, the SpeechFront assets and text to speech technology we acquired have been impaired (see notes to the consolidated financial statements). Our inability to integrate successfully any business products, technologies or personnel we may acquire in the future could harm our business.

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH MAY CONTINUE TO HARM OUR BUSINESS.

As a result of recent unfavorable economic conditions and reduced capital spending, it is possible that our sales will decline. This economic downturn became particularly acute following the events of September 11, 2001. We experienced a decline in revenues during 2001 due in part to delays in purchases by our customers and to prevailing economic conditions. If the economic conditions continue or worsen in the United States or we may experience a material adverse impact on our business, operating results and financial condition.

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

Interest Rate Risk

As of June 30, 2002, we had cash and cash equivalents, short-term investments and long-term investments of $150.0 million. Any decline in interest rates over time would reduce our interest income from our cash and cash equivalents, short-term and long-term investments. Based upon our balance of cash and cash equivalents, short-term investments and long-term investments at June 30, 2002, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $750,000.

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. Those lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that these allegations are without merit and we are defending the litigation vigorously. Recently, in response to our motion to dismiss, certain of the Plaintiffs claims were dismissed with prejudice. However, Plaintiffs’ will be permitted to file a further amended complaint with respect to several remaining claims. We intend to move to dismiss any such amended complaint. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to certain other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were adopted by the margins indicated at our Annual Meeting of Stockholders on May 23, 2002.

1.  To elect three (3) Class II directors to the Board of Directors for a term of three years and until their successors are duly elected and qualified.

Name of Director	Shares Voted For	Shares Withheld
Curtis Carlson	26,403,260	92,056
Alan Herzig	26,401,055	94,261
Philip Quigley	26,403,411	91,905

2.  To ratify the appointment by the Company of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

Shares Voted For	Shares Voted Against	Shares Abstaining
26,117,217	365,517	12,582

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 99.1 is incorporated as part of this document.

(b)  Reports on Form 8-K.

On April 17, 2002, Nuance filed a report on Form 8-K relating to its decision to no longer engage Arthur Andersen, LLP as its independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.

Date:	August 14, 2002	By:	/s/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)