Form 10-Q
period 2002-09-30
NUANCE COMMUNICATIONS
filed 2002-11-14
CIK 1102556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO ☐

33,870,214 shares of the registrant’s common stock, $0.001 par value, were outstanding as of October 31, 2002.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$64,494	$132,618
Short-term investments	65,399	16,230
Accounts receivable, net of allowance for doubtful accounts of $714 and $1,312, respectively	8,053	6,399
Prepaid expenses and other current assets	4,852	4,920

Total current assets	142,798	160,167
Property and equipment, net	8,067	8,502
Intangible assets	1,541	1,393
Restricted cash	12,207	11,983
Long-term investments	5,716	25,747
Other assets	236	439

Total assets	$170,565	$208,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,480	$1,385
Accrued compensation	2,125	2,051
Accrued employee benefits	3,043	2,752
Accrued liabilities	4,363	5,497
Current restructuring accrual	12,179	8,974
Deferred revenue	8,932	10,836

Total current liabilities	32,122	31,495
Long-term restructuring accrual	44,780	20,169
Other long-term liabilities	41	1,742

Total liabilities	76,943	53,406

Commitments (Note 9)
Stockholders’ Equity:
Common stock, $.001 par value, 250,000,000 shares authorized; 33,864,346 shares and 33,198,051 shares issued and outstanding, respectively	34	33
Additional paid-in capital	327,751	324,371
Deferred stock compensation	(352)	(1,532)
Accumulated other comprehensive income (loss)	19	(335)
Accumulated deficit	(233,830)	(167,712)

Total stockholders’ equity	93,622	154,825

Total liabilities and stockholders’ equity	$170,565	$208,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
License	$5,741	$5,065	$19,233	$15,757
Service	2,404	2,023	5,250	8,753
Maintenance	2,358	2,093	6,463	5,733

Total revenue	10,503	9,181	30,946	30,243

Cost of revenue:
License	111	—	406	—
Service (1)	2,044	2,534	5,453	9,555
Maintenance (1)	869	968	2,636	3,106

Total cost of revenue	3,024	3,502	8,495	12,661

Gross profit	7,479	5,679	22,451	17,582

Operating expenses:
Sales and marketing (1)	10,879	8,822	31,854	30,934
Research and development (1)	3,910	4,360	11,058	14,687
General and administrative (1)	3,299	3,089	10,442	10,256
Amortization of goodwill	—	478	—	1,433
Non-cash stock-based compensation	33	1,763	990	4,829
Restructuring charges	35,728	—	37,047	55,028

Total operating expenses	53,849	18,512	91,391	117,167

Loss from operations	(46,370)	(12,833)	(68,940)	(99,585)
Interest and other income, net	694	1,675	2,215	6,956

Loss before income taxes	(45,676)	(11,158)	(66,725)	(92,629)
Provision (benefit) for income taxes	191	218	(607)	521

Net loss	$(45,867)	$(11,376)	$(66,118)	$(93,150)

Basic and diluted net loss per share	$(1.36)	$(0.35)	$(1.97)	$(2.88)

Shares used to compute basic and diluted net loss per share	33,807	32,646	33,541	32,334

(1) Excludes non-cash stock-based compensation as follows:
Service and maintenance cost of revenue	$4	$141	$45	$386
Sales and marketing	5	388	432	1,185
Research and development	13	617	372	1,629
General and administrative	11	617	141	1,629

Total non-cash stock-based compensation	$33	$1,763	$990	$4,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(66,118)	$(93,150)
Adjustments to reconcile net loss to net cash used in operating activities
Tenant improvement asset impairment	—	20,898
Depreciation	12,645	3,284
Amortization of goodwill and intangible assets	227	1,433
Non-cash stock-based compensation expense	990	4,829
Provision for doubtful accounts	(598)	686

Changes in operating assets and liabilities:
Accounts receivable	(1,038)	11,067
Prepaid expenses and other current assets	68	1,607
Accounts payable	95	(410)
Accrued liabilities and other	(800)	(40)
Restructuring accrual	27,816	31,362
Deferred revenue	(1,904)	1,296

Net cash used in operating activities	(38,617)	(17,138)

Cash flows from investing activities:
Decrease in restricted cash	(224)	—
Purchase of investments	(63,842)	—
Maturities of investments	34,973	8,728
Purchase of property and equipment	(2,138)	(24,921)
Disposals of property and equipment	—	87
Purchase of technology	—	(7,000)
Purchase of patent	(375)	—

Net cash used in investing activities	(31,606)	(23,106)

Cash flows from financing activities:
Repurchase of common stock	(11)	(365)
Issuance of common stock	73	—
Proceeds from exercise of stock options	469	3,583
Proceeds from employee stock purchase plan	1,485	2,349
Repayment of borrowings	—	(44)

Net cash provided by financing activities	2,016	5,523

Effect of exchange rate fluctuations on cash and cash equivalents	83	(113)

Net decrease in cash and cash equivalents	(68,124)	(34,834)
Cash and cash equivalents, beginning of period	132,618	219,047

Cash and cash equivalents, end of period	$64,494	$184,213

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$10	$28
Income taxes	$239	$60

Supplementary disclosures of non-cash transactions:
Warrant issued to OnStar	$—	$526
Unrealized gain on available-for-sale securities	$271	$—
Issuance of escrow shares	$1,743	$—

The accompanying notes are an integral part of these condensed consolidated financial statement

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Nuance Communications, Inc. (the “Company”) in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared using accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these instructions and regulations. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

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

Investments

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with maturities remaining of less than one year are considered to be short-term. Investments are held in the Company’s name primarily at major financial institutions. At September 30, 2002, all of the Company’s investments were classified as available-for-sale and carried at fair value, which is determined based on quoted market price, with net unrealized gain or loss included in the “Accumulated Other Comprehensive Income (Loss),” in the accompanying condensed consolidated balance sheets.

Restricted Cash

The Company had $12.2 million and $12.0 million of restricted cash at September 30, 2002 and December 31, 2001, respectively. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities. The restricted cash represents investments in certificates of deposit.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement and the nature of those services. In many of the cases, we either perform no consulting services or we perform standard implementation services that are not essential to the functionality of the software. When we perform consulting services that are essential to the functionality of the software, we recognize both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed.

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

Cost of license revenue consists primarily of license fees payable on third-party software products, amortization of software costs, documentation and media costs. Cost of service revenue consists of compensation and related overhead costs for employees or third parties engaged in consulting and training. Cost of maintenance revenue consists of compensation and related overhead costs for employees engaged in technical support.

Accumulated Other Comprehensive Gain (Loss)

Comprehensive gain (loss) includes net loss and all non-owner charges to stockholders’ equity, which for the Company, is foreign currency translation and changes in unrealized gains and losses on investments. The Company had no items of comprehensive loss prior to January 1, 2000. As of September 30, 2002 and December 31, 2001, cumulative foreign currency translation adjustments are $144,000 and $227,000, respectively. As of September 30, 2002, unrealized gain from investments is $163,000. As of December 31, 2001, unrealized loss from investments is $108,000. Comprehensive loss was $45,884,000 and $65,764,000 for the three and nine months ended September 30, 2002 and $11,376,000 and $93,263,000 for the three and nine months ended September 30, 2001.

Reclassification

Certain prior period amounts have been classified to conform to current period presentation. These reclassifications had no significant impact on the financial statements for the periods presented.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

method of accounting; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired subsequent to June 30, 2001 will not be subject to amortization. Because the Company did not initiate any business combinations after June 30, 2001, the adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations. SFAS No. 142 had no effect on the nine months ending September 30, 2002 as all goodwill was written off as of December 31, 2001. For the year ended December 31, 2001, we performed an impairment analysis of identifiable assets and goodwill and we recorded a charge of $7.6 million for the impairment of goodwill and other intangible assets. As of September 30, 2002, we have approximately $1.5 million remaining in intangible assets, which are being amortized over the 4 remaining years of their estimated five year life.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 eliminates goodwill from its scope, therefore it does not require goodwill to be allocated to long-lived assets. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). SFAS No. 144 had no effect on the accompanying financial statements for the quarter ended September 30, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as defined in Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. Accordingly, this statement may affect the timing of recognizing future restructuring costs as well as the amounts recognized. This statement also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations, financial position or liquidity of the Company.

In November 2001, the EITF issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic No. D-103 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. The Company has historically netted reimbursements received for out-of-pocket expenses against the related expenses in its consolidated statements of operations. In January 2002, the EITF issued Topic No. D-103 as EITF Issue No. 01-14. The Company adopted EITF Issue No. 01-14 beginning January 1, 2002 and comparative financials statements for prior periods have been reclassified to comply with the guidance in Topic D-103. Reimbursed out-of-pocket expenses totaled $31,500 and $51,700 for the three and nine months ended September 30, 2002, respectively, and $23,700 and $141,300 for the three and nine months ended September 30, 2001, respectively.

In July 2001, the EITF reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. EITF 00-25 generally requires that the consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset of revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. EITF No. 00-25 and EITF No. 01-09 had no effect on the accompanying financial statements for the three and nine months ended September 30, 2002.

3.    NET LOSS PER SHARE

Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from stock options and warrants are antidilutive due to the reported net loss. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. During the three and nine months ended September 30, 2002 and 2001, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been antidilutive due to the net loss reported in such periods. For 2002, such outstanding securities consist of warrants to purchase 100,000 shares of common stock for the three and nine months ended September 30, 2002 and 6,666,000 and 6,835,000 options to purchase shares of common stock at the three and nine months ended September 30, 2002, respectively. For 2001, outstanding securities consisted of warrants to purchase 100,000 shares of common stock for the three and nine months ended September 30, 2001 and 8,002,000 and 7,196,000 options to purchase shares of common stock at the three and nine months ended September 30, 2001, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(45,867)	$(11,376)	$(66,118)	$(93,150)
Basic and diluted shares:
Weighted average shares of common stock outstanding	33,859	32,842	33,623	32,625
Less: Weighted average shares of common stock subject to repurchase	(52)	(196)	(82)	(291)

Weighted average shares used to compute basic and diluted net loss per share	33,807	32,646	33,541	32,646

Basic and diluted net loss per share	$(1.36)	$(0.35)	$(1.97)	$(2.88)

4.    Intangible Assets and Goodwill

There was no goodwill on the financial statements as of September 30, 2002, as no goodwill was acquired during the quarter and all previously acquired goodwill was written off in the year ended December 31, 2001. The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss, as reported	$(45,867)	$(11,376)	$(66,118)	$(93,150)
Add back amortization of:
Goodwill	—	446	—	1,335
Acquired workforce	—	32	—	98

Net loss, as adjusted	$(45,867)	$(10,898)	$(66,118)	$(91,717)

Net loss per share, basic and diluted, as reported	$(1.36)	$(0.35)	$(1.97)	$(2.88)
Add back amortization of:
Goodwill	—	0.02	—	0.04
Acquired workforce	—	—	—	—

Net loss per shared, basic and diluted, as adjusted	$(1.36)	$(0.33)	$(1.97)	$(2.84)

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Information regarding the Company’s other intangible assets follows (in thousands):

	As of September 30, 2002			As of December 31, 2001
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Patent Purchase	$375	—	$375	$—	$—	$—
Purchased Technology	2,618	(1,452)	1,166	2,618	(1,225)	1,393

Total	$2,993	($1,452)	$1,541	$2,618	($1,225)	$1,393

During August 2002, we purchased a patent for $375,000 and we will amortize the patent beginning the fourth quarter of fiscal 2002. It will be amortized over its estimated useful life of five years.

We amortized $85,000 and $226,000 of the purchased technology to research and development expense for the three and nine months ended September 30, 2002, respectively and $350,000 and $875,000 for the three and nine months ended September, 2001, respectively. The estimated amortization of the patent and purchased technology for each of the five fiscal years and thereafter subsequent to December 31, 2001 is as follows:

Year Ended December 31,	Amortization Expense
2002 (remaining 3 months)	$130
2003	413
2004	413
2005	413
2006	116
Thereafter	56

Total	$1,541

5.    NON-CASH STOCK-BASED COMPENSATION

In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This balance is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. We recorded amortization of deferred stock compensation of $33,000 and $416,000 for the three and nine months ended September 30, 2002, respectively, and $592,000 and $1.8 million for the three and nine months ended September 30, 2001, respectively. For the nine months ended September 30, 2002, we recorded a reversal of approximately $514,000 of deferred stock compensation on the balance sheet, in which $375,000 represented a reduction to non-cash stock-based compensation expense due to the application of multiple option award valuation approach and $139,000 represented unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees. There were no reversals of deferred stock compensation recorded for the nine months ended September 30, 2001.

In connection with our SpeechFront acquisition, we recorded deferred stock compensation of $4.1 million. This amount was part of the purchase agreement and was payable to the founders in common stock, equivalent to approximately 38,710 shares at acquisition date, and contingent upon their continued employment. Of that amount, $1.7 million of stock, equivalent to approximately 16,590 shares at acquisition date, related to retention of the founders of SpeechFront, and was released from escrow on the eighteen-month anniversary of the acquisition date, which was May 2002. The remaining $2.4 million of stock, equivalent to approximately 22,120 shares at acquisition date, also relates to retention of the founders and was released from escrow on the twelve-month anniversary of the acquisition date, which was November 2001. These amounts were amortized over 18 months and 12 months, respectively. By May 2002, the SpeechFront founders had been issued all 38,710 shares of common stock. Amortization expense related to these deferred compensation amounts were $0 and $387,000 for the three and nine months ending September 30, 2002, respectively, and $871,000 and $2.6 million for the three and nine months ending September 30, 2001, respectively.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In December 2000, we issued a warrant to a customer to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant was exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. The warrant was fully amortized as of March 31, 2002. We amortized $205,000 in the three months ended March 31, 2002 and $84,000 and $237,000 in the three and nine months ended September 30, 2001, respectively, related to this warrant. We performed services of $0, $39,000 and $72,000 for this customer during the three and nine months ended September 30, 2002 and the nine months ended September 30, 2001, respectively. We reduced the warrant expense by $18,000 in the three months ended March 31, 2002 and $73,000 in the nine months ended September 30, 2001, respectively, by these amounts and recorded $21,000 as service revenue in the three months ended June 30, 2002. The warrant expired unexercised in August 2002.

In July 2001, an employee was terminated effective September 2001. The employee vested his stock options following termination which resulted in a pre-tax non-cash compensation charge of $216,000 in accordance with the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

We expect to amortize a total of $1.1 million, $209,000 and $8,000 of non-cash stock-based compensation in 2002, 2003 and 2004, respectively.

6.    STOCK OPTION EXCHANGE PROGRAM

On March 1, 2002, we announced a voluntary stock option exchange program for all qualified employees. The exchange program was not available to executive officers, directors, consultants or former employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options that had an exercise price of $15.00 or greater under the 1998 Stock Plan and 2000 Stock Plan held by them in exchange for new options to be granted under the 2000 Stock Plan at a future date at the then current fair market value. The new options were to be granted no earlier than the first business day that is six months and one day after the cancellation date of the exchanged options. The exercise price per share of the new options was to be 100% of the fair market value on the date of grant, as determined by the closing price of our common stock reported by Nasdaq National Market for the last market trading day prior to the date of grant. These elections were made by March 29, 2002 and were required to include all options granted during the prior six-month period. In April 2002, stock options in the amount of 1,492,389 were cancelled relating to this program. On October 4, 2002, employees who participated in the stock option exchange program were granted new options under the 2000 Stock Plan with an exercise price of $1.65. There were 967,012 stock option shares granted relating to this program. All the stock option grants were vested at 1/8 of the shares subject to the option at the date of grant and 1/48th of the shares subject to the option shall vest each month thereafter.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Sales of licenses and services through September 30, 2002 occurred through resellers and direct sales representatives located in our headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. We do not separately report costs by region internally. International revenues are based on the country in which the end-user is located. The following is a summary of license and service and maintenance revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
License Revenue:
United States	$2,948	$3,174	$11,413	$9,618
Europe	845	976	2,675	2,345
Asia	510	216	1,340	903
Australia	4	11	394	1,063
Canada	508	445	1,475	565
Latin America	926	243	1,936	1,263

Total	$5,741	$5,065	$19,233	$15,757

Service and Maintenance Revenue:
United States	$3,351	$2,448	$7,782	$8,282
Europe	529	738	1,409	2,759
Asia	152	188	443	691
Australia	167	203	497	838
Canada	393	271	1,036	731
Latin America	170	268	546	1,185

Total	$4,762	$4,116	$11,713	$14,486

8.    RESTRUCTURING

Second Quarter Fiscal Year 2001

In April 2001, our Board of Directors approved a restructuring plan that was intended to align the Company’s expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, we recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements for the year ended December 31, 2001.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

First Quarter Fiscal Year 2002

During the quarter ended March 31, 2002, we implemented a restructuring plan to reduce our workforce by approximately 8%. The restructuring was primarily to realign the sales and professional services organizations. We recorded a restructuring charge of $1.3 million for the three months ending March 31, 2002, consisting primarily of payroll and related expenses associated with reducing headcount. During the nine months ended September 30, 2002, approximately $1.2 million of this amount was paid out with the remainder expected to be paid during the fourth quarter of fiscal year 2002.

Third Quarter Fiscal Year 2002

In August 2002, we implemented a restructuring plan to reduce our worldwide workforce by approximately 21%, or approximately 85 employees to realign our expense structure with near term market opportunities. In connection with the reduction of workforce, we recorded a charge of $2.5 million primarily for severance and related employee termination costs. As of September 30, 2002, approximately $0.7 million of this amount was paid out with the remainder expected to be paid by the first quarter of fiscal 2003. The plan also included the consolidation of facilities through the closing of excess international offices. In addition, we recorded an increase in our previously reported real estate restructuring accrual related to the new leased facility we do not occupy and which has not been subleased as a result of continued declines in local sub-lease rates in San Mateo County, California. The analysis of the time period of which the property will remain vacant, sub-lease terms and sub-lease rates resulted in an additional restructuring charge of $33.2 million, reflecting continued softening of the local real estate market.

The activity relating to the restructuring charges accrual through the quarter ended September 30, 2002 are as follows (in thousands):

	Lease Loss	Severance and Related Benefits	Total Restructuring
Total charge for the year ending December 31, 2001	$32,615	$1,516	$34,131
Amount utilized in the year ended December 31, 2001	(3,572)	(1,416)	(4,988)

Accrual balance at December 31, 2001	29,043	100	29,143
Total charge for the quarter ended March 31, 2002	—	1,319	1,319
Amount utilized in the quarter ended March 31, 2002	(2,105)	(846)	(2,951)

Accrual balance at March 31, 2002	26,938	573	27,511
Amount utilized in the quarter ended June 30, 2002	(2,129)	(336)	(2,465)

Accrual balance at June 30, 2002	24,809	237	25,046
Total charge for the quarter ended September 30, 2002	33,269	2,459	35,728
Amount utilized in the quarter ended September 30, 2002	(2,954)	(861)	(3,815)

Accrual balance at September 30, 2002	55,124	1,835	56,959
Current restructuring accrual	10,344	1,835	12,179

Long-term restructuring accrual	$44,780	$—	$44,780

Total cash outlay for the restructuring plans is expected to be $71.1 million, of which $14.1 million was paid through September 30, 2002 and $57.0 million remained accrued at September 30, 2002. We expect $10.3 million of the lease loss to be paid out over the next twelve months, and the remaining $44.8 million to be paid out over the remaining life of the lease of approximately 10 years. We have estimated that the high end of the lease loss could be $69 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility. The remainder of the employee severance and related benefits accrual of $1.8 million will be paid out by the first quarter of fiscal year 2003.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9.    COMMITMENTS

We lease our facilities under non-cancelable operating leases with various expiration dates through July 2012. Future minimum lease payments under these agreements, including the Company’s facilities lease for the abandoned building, as of December 31, 2001, are as follows (in thousands):

Fiscal Year Ending December 31,
2002 (remaining 3 months)	$2,457
2003	9,809
2004	9,253
2005	8,477
2006	8,778
Thereafter	52,494

Total minimum lease payments	$91,268

In May 2000, we entered into a lease for a new headquarters facility. The lease has an eleven-year term, which began in August 2001, and provides for monthly rent payments starting at approximately $600,000. A $12.2 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 and August 2002 restructuring plans (see Note 8), we decided not to occupy this new leased facility, as well as close certain international offices and have recorded a lease loss of $65.8 million related to future lease commitments, net of expected sublease income. The future minimum lease payments table referenced above does not include estimated sublease income as there are no sublease commitments.

10.    LITIGATION

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. Those lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that these allegations are without merit and we are defending the litigation vigorously. Recently, in response to our motion to dismiss, certain of the Plaintiffs’ claims were dismissed with prejudice. However, Plaintiffs’ were permitted to file a further amended complaint with respect to several remaining claims. We intend to move to dismiss such amended complaint. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, and financial condition.

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

We are subject to certain other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve current matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

This Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results over the balance of the year regarding expense trends, capital requirements, sources of revenue and our current outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in the section below entitled “Factors That Affect Future Results” and elsewhere in this Report on Form 10-Q.

OVERVIEW

Nuance develops, distributes and supports speech software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. We were incorporated in July 1994 and began operations in October 1994. Prior to 1996, our revenue was derived from technical consulting services. In 1996, we deployed the first version of our software product and began to generate software license revenue. Today, we offer a range of speech software products and related services. To support the sale, deployment and operation of our products, we provide a number of services that include consulting, development and implementation, training, maintenance updates and technical support.

We sell products to our customers both directly through our sales force and indirectly through resellers and systems integrators. One customer, acting as reseller, accounted for less than 10% and 11% of total revenue for the three and nine months ended September 30, 2002, respectively and 12% and 20% of total revenue for both the three and nine months ended September 30, 2001, respectively. No other customers or resellers accounted for more than 10% of our revenue for the three and nine months ended September 30, 2002 and September 30, 2001, respectively. We anticipate that sales through resellers will continue to account for a significant percentage of our revenue, however, percentage of our total revenue attributable to sales through resellers may vary in the future.

We sell our products and services primarily to customers in North America, South America, Europe, Asia and Australia. International sales accounted for approximately 40% and 38% of our total revenue for the three and nine months ended September 30, 2002, respectively. We anticipate that markets outside the United States will continue to represent a substantial portion of total future revenue. International sales are currently denominated in U.S. dollars. However, we may denominate sales in foreign currencies in the future.

Our growth and profitability are heavily dependent upon global economic conditions and demand for information technology, particularly within markets where we offer speech specific applications and services. Traditionally, our revenue has been derived from customers in the telecommunications and financial sectors, which markets have sustained dramatic slowdowns over the past several quarters.

In response to the current challenging business environment, we are evolving our business direction in order to better align resources and expenses with revenue opportunities. In addition, we are developing products and services designed to speed deployments and accelerate return on investment for customers, and we are working to enhance our existing partner channel.

Some specific operating changes have already been accomplished, such as, the restructuring actions taken in August, 2002. Other activities, including introduction of new products and refinements to existing direct and indirect selling and delivery channels, will continue to evolve over the next several quarters.

The evolution of our business direction presents risks inherent to the transitions we are undertaking. We will be introducing new products, new reseller partners, and new selling and delivery arrangements both directly and with existing and new reseller partners. These changes could potentially disrupt existing selling and delivery relationships and in general, these transitions may not create immediate results for the Company, and may create new risks for the Company. We believe however that this evolution is necessary for the well being of our business, and that we have planned adequately to manage these transitions successfully.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of operations for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30		Nine months Ended September 30
	2002	2001	2002	2001
Revenue:
License	55%	55%	62%	52%
Service	23	22	17	29
Maintenance	22	23	21	19

Total revenue	100	100	100	100

Cost of revenue:
License	1	—	1	—
Service	20	28	18	32
Maintenance	8	10	9	10

Total cost of revenue	29	38	28	42

Gross profit	71	62	72	58

Operating expenses:
Sales and marketing	104	96	102	101
Research and development	37	48	36	49
General and administrative	32	34	34	34
Amortization of goodwill	—	5	—	5
Non-cash stock-based compensation	—	19	3	16
Restructuring charges	340	—	120	182

Total operating expenses	513	202	295	387

Loss from operations	(442)	(140)	(223)	(329)
Interest and other income, net	7	18	7	23

Loss before income taxes	(435)	(122)	(216)	(306)
Provision (benefit) for income taxes	2	2	(2)	2

Net loss	(437)%	(124)%	(214)%	(308)%

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue

Total revenue for the three months ended September 30, 2002 was $10.5 million, compared with $9.2 million in the three months ended September 30, 2001, an increase of 14%. Total revenue for the nine months ended September 30, 2002 was $30.9 million, compared with $30.2 million in the nine months ended September 30, 2001, an increase of 2%.

License revenue for the three months ended September 30, 2002 was $5.7 million, compared with $5.1 million in the three months ended September 30, 2001, an increase of 13%. License revenue for the nine months ended September 30, 2002 was $19.2 million, compared with $15.8 million in the nine months ended September 30, 2001, an increase of 22%. This increase is primarily due to the growth in the North American enterprise marketplace. License revenue represented 55% and 62% of total revenue for the three and nine months ended September 30, 2002, respectively, and 55% and 52% of total revenue for the three and nine months ended September 30, 2001, respectively.

Service revenue for the three months ended September 30, 2002 was $2.4 million, compared with $2.0 million for the three months ended September 30, 2001, an increase of 19%. Service revenue for the nine months ended September 30, 2002 was $5.3 million, compared with $8.8 million for the nine months ended September 30, 2001, a decrease of 40%. This decrease in service revenue was due primarily to the decline in demand for these services and the associated reduction of professional service personnel to bring capacity in line with the reduced demand. Service revenue represented 23% and 17% of total revenue for the three and nine months ended September 30, 2002 and 22% and 29% of total revenue for the three and nine months ended September 30, 2001, respectively.

Maintenance revenue for the three months ended September 30, 2002 was $2.4 million, compared with $2.1 million for the three months ended September 30, 2001, an increase of 13%. Maintenance revenue for the nine months ended September 30, 2002 was $6.5 million, compared with $5.7 million for the nine months ended September 30, 2001, an increase of 14%. This increase in maintenance revenue was due to the relative increase in license revenue. Maintenance revenue represented 22% and 21% of total revenue for the three and nine months ended September 30, 2002, respectively, and 23% and 19% of total revenue for the three and nine months ended September 30, 2001, respectively.

Cost of Revenue

Cost of license revenue consists primarily of third-party royalties, media and documentation costs. Cost of license revenues were $0.1 million and $0.4 million for the three and nine months ended September 30, 2002, respectively, and $0 for both three and nine months ended September 30, 2001. We anticipate that cost of license revenue will slightly decrease in absolute dollars, but will vary as a percentage of total revenue from period to period.

Cost of service revenue for the three months ended September 30, 2002 was $2.0 million, compared with $2.5 million in the three months ended September 30, 2001, a decrease of 20%. Cost of service revenue for the nine months ended September 30, 2002 was $5.5 million, compared with $9.6 million in the nine months ended September 30, 2001, a decrease of 43%. The decrease was due to a reduction of employees resulting from the August 2002, January 2002 and April 2001 reductions in force, as well as realignment of the professional services employees to support the sales and marketing organization. Headcount for professional service personnel decreased by approximately 46 employees, a reduction of approximately 55%, in the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001. Most of the headcount reductions were the result of the reduction in force program from January 2002. Cost of service revenue as a percentage of service revenue was 85% and 104% in the three and nine months ended September 30, 2002, respectively, compared with 125% and 109% for the three and nine months ended September 30, 2001, respectively. We will provide consulting services both through the use of our own employees as well as through the use of contracted third party services. Cost of service revenue run rates are expected to slightly increase from $2.0 million in the third quarter of 2002 to a range between $2.3 million to $2.4 million due to an increase in the utilization of third party contracted services. While we anticipate that cost of service revenue will increase in absolute dollars, it will vary as a percentage of total revenue from period to period.

Cost of maintenance revenue for the three months ended September 30, 2002 was $0.9 million, compared with $1.0 million in the three months ended September 30, 2001, a decrease of 10%. Cost of maintenance revenue for the nine months ended September 30, 2002 was $2.6 million, compared with $3.1 million in the nine months ended September 30, 2001, a decrease of 16%. The decrease was due to a reduction of employees resulting from the August 2002, January 2002 and April 2001 reductions in force. Headcount for maintenance personnel decreased by approximately 9 employees, a reduction of approximately 30%, in the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001. Cost of maintenance revenue as a percentage of maintenance revenue was 37% and 41% in the three and nine months ended September 30, 2002, respectively, compared with 46% and 54% for the three and nine months ended September 30, 2001, respectively. Cost of maintenance revenue run rates are expected to remain constant in absolute dollars but will slightly vary as a percentage of total revenue in the fourth quarter of 2002. However, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in maintaining our cost of maintenance revenues as a percentage of total revenues.

Operating Expenses

We have reduced costs and expenses to better align resources with revenue opportunities anticipated in the current information technology market. In August 2002, our Board of Directors approved a global restructuring plan to reduce headcount by 85 employees, or 21%, from 398 at the end of June 30, 2002. We achieved only nominal savings in the third quarter of 2002 due to the late timing of the workforce reduction action within the quarter. Total cost of revenue and expense run rates are expected to decline from $21.1 million in the third quarter of 2002 to a range between $17.4 million and $18.1 million in the fourth quarter of 2002. Most of the savings resulting from the workforce reduction will be reflected in sales and marketing expense.

Sales and Marketing—Sales and marketing expenses primarily consist of compensation and related costs for sales, marketing and business development personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses for the three months ended September 30, 2002 were $10.9 million, compared with $8.8 million in the three months ended September 30, 2001, an increase of 23%. This increase was primarily attributable to an increase in commission-based compensation and incentives to sales personnel resulting from the increase in sales revenue between the three months ended September 30, 2002 and 2001, as well as increases in trade shows, training and seminars, consulting and travel-related expenses for this period. Sales and marketing expenses for the nine months ended September 30, 2002 were $31.9 million, compared with $30.9 million in the nine months ended September 30, 2001, an increase of 3%. This increase was primarily attributable to the increase in commission-based compensation and incentives to sales personnel resulting from an increase in sales revenue between the nine months ended September 30,2002 and 2001. Headcount for sales and marketing personnel, in total, increased by 4 employees, an increase of approximately 3%, in the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001. As a percentage of total revenue, sales and marketing expenses were 104% and 102% for both the three and nine month periods ended September 30, 2002, respectively, and 96% and 101% in the three and nine month periods ended September 30, 2001, respectively. Sales and marketing expense run rates are expected to decline from $10.9 million in the third quarter of 2002 to a range between $7.0 million to $7.2 million in the fourth quarter of 2002, resulting primarily from the workforce reduction. We anticipate that sales and marketing expenses will vary as a percentage of total revenue from period to period.

Research and Development—Research and development expenses primarily consist of compensation and related costs for research and development personnel and contractors. Research and development expenses for the three months ended September 30, 2002 were $3.9 million, compared with $4.4 million in the three months ended September 30, 2001, a decrease of 11%. Research and development expenses for the nine months ended September 30, 2002 were $11.1 million, compared with $14.7 million in the nine months ended September 30, 2001, a decrease of 24%. This decrease was attributable to a reduction of personnel and related expenses associated with product development activities resulting from the August 2002, January 2002 and April 2001 restructuring plans, as well as decreases in travel and related expenses. Headcount for research and development personnel decreased by approximately 11 employees, a reduction of approximately 10%, in the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001. In addition, purchased technology amortization costs declined following the December 31, 2001 writedown of the impaired intangible assets. As a percentage of total revenue, research and development expenses were 37% and 36% in the three and nine months ended September 30, 2002, respectively, and 48% and 49% in the three and nine months ended September 30, 2001, respectively. Research and development expense run rates are expected to increase from $3.9 million in the third quarter of 2002 to a range between $4.1 million to $4.3 million in the fourth quarter of 2002 due to internal employee transfers from technical business development personnel. While we anticipate that research and development expenses will increase in absolute dollars, it will vary as a percentage of total revenue from period to period.

General and Administrative—General and administrative expenses primarily consist of compensation and related costs for administrative personnel, legal services, accounting services and other general corporate expenses. General and administrative expenses for the three months ended September 30, 2002 were $3.3 million, compared with $3.1 million in the three months ended September 30, 2001, an increase of 6%. This increase was primarily due to an increase in temporary personnel and computer maintenance costs. General and administrative expenses for the nine months ended September 30, 2002 were $10.4 million, compared with $10.3 million in the nine months ended September 30, 2001, an increase of 1%. This increase was primarily due to an increase in consulting costs and corporate insurance costs. Headcount for administrative personnel decreased by approximately 11 employees, a reduction of approximately 16%, in the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001. As a percentage of total revenue, general and administrative expenses were 32% and 34% in the three and nine months ended September 30, 2002, respectively, and both 34% in the three and nine months ended September 30, 2001. General and administrative expense run rates are expected to decline from $3.3 million in the third quarter of 2002 to a range between $3.1 million and $3.3 million in the fourth quarter of 2002. We anticipate that general and administrative expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

Amortization of Goodwill—Goodwill of $5.5 million was recorded in connection with the acquisition of SpeechFront in November 2000. There was no amortization of goodwill for the three and nine months ended September 30, 2002 as all goodwill was written off as of December 31, 2001. Amortization expense was $478,000 and $1.4 million for the three and nine months ended September 30, 2001.

Non-Cash Stock-Based Compensation—In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This balance is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. We recorded net amortization of deferred stock compensation of $33,000 and $416,000 for the three and nine months ended September 30, 2002, respectively, and $592,000 and $1.8 million for the three and nine months ended September 30, 2001, respectively. For the three and nine months ended September 30, 2002, we recorded a reversal of approximately $188,000 and $375,000 of deferred stock compensation expense relating to forfeitures of stock options by terminated employees. There were no reversals of deferred stock compensation expense for the three and nine months ended September 30, 2001.

In connection with our November 2000 SpeechFront acquisition, we recorded deferred stock compensation of $4.1 million. This amount was part of the purchase agreement and was payable to the founders in common stock, approximately 38,710 shares, contingent upon their continued employment. Of that amount, $1.7 million of stock, approximately 16,590 shares, related to retention of the founders of SpeechFront, and was released from the escrow account on the eighteen-month anniversary of the acquisition date, which was May 2002. The remaining $2.4 million of stock, approximately 22,120 shares, also related to retention of the founders and was released from the escrow account on the twelve-month anniversary of the acquisition date, which was November 2001. By May 2002, the SpeechFront founders had been issued all 38,710 shares of common stock. These amounts have been amortized over 18 months and 12 months, respectively. Approximately $0 and $387,000 were amortized in the three and nine months ended September 30, 2002, respectively, and approximately $871,000 and $2.6 million were amortized in the three and nine months ended September 30, 2001, respectively, related to these deferred compensation amounts.

In December 2000, we issued a warrant to a customer to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. The warrant was fully amortized as of March 31, 2002. We amortized $205,000 in the three months ended March 31, 2002 and $84,000 and $236,000 in the three and nine months ended September 30, 2001, respectively, related to this warrant. We performed services of $0 and $39,000 for this customer during the three and nine months ended September 30, 2002 and $72,000 for the nine months ended September 30, 2001, respectively. We reduced the warrant expense by $18,000 in the three months ended March 31, 2002 and $72,000 in the nine months ended September 30, 2001, respectively, by these amounts and recorded $21,000 as service revenue in the nine months ended September 30, 2002. The warrant expired unexercised in August 2002.

We expect to amortize a total of $1.1 million, $209,000 and $8,000 of non-cash stock-based compensation in 2002, 2003 and 2004, respectively.

Restructuring Charges

During the quarter ended September 30, 2002, we implemented a restructuring plan to reduce our workforce by approximately 21%. The restructuring was primarily to realign our expense structure with near term market opportunities. In connection with the reduction of workforce, we recorded a charge of $2.5 million primarily for severance and related employee termination costs. The plan also included the consolidation of facilities through the closing of excess international offices. In addition, we recorded an increase in our previously reported real estate restructuring accrual related to an office property we do not occupy and which has not been subleased as a result of continued declines in local sub-lease rates. The analysis of the time period of which the property will remain vacant, sub-lease terms and sub-lease rates resulted in an additional adjustment of $33.2 million, reflecting continued softening of the local real estate market.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term and long-term investments. Interest and other income, net was $694,000 and $2.2 million in the three and nine months ended September 30, 2002, respectively, and $1.7 million and $7.0 million in the three and nine months ended September 30, 2001, respectively, a decrease of 59% and 68% in the three month period and nine month period, respectively. This decrease was due to a reduction in interest income, resulting from lower cash balances and decreased interest rates.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through September 30, 2002 and therefore have not recorded a provision for U.S. federal income taxes for any period through September 30, 2002. We recorded income tax expense relating to foreign taxes of $191,000 and $461, 000 for the three and nine months ended September 30, 2002, respectively, and $218,000 and $521,000 for the three and nine months period ended September 30, 2001, respectively. The income tax expense has been reduced by tax credits associated with research and development activities from our Canadian technology center. These tax credits, which result in cash payments to us, are based on qualified salaries paid and capital equipment purchases. Tax credits of approximately $0 and $1.1 million were recorded against income tax expense for the three and nine months ended September 30, 2002, respectively, and are related to qualified expenditures made in 1999, 2000 and 2001. We do not expect these tax credits to be substantial in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

From inception to our initial public offering, we financed our operations primarily from private sales of convertible preferred stock totaling $70.0 million through March 31, 2000 and, to a lesser extent, from bank financing. On April 18, 2000, we raised approximately $80 million through the completion of our initial public offering of common stock. On October 2, 2000, we raised approximately $144 million through the completion of our follow-on public offering. As of September 30, 2002, we had cash and cash equivalents aggregating $64.5 million and investments totaling $71.1 million.

Our operating activities used cash of $38.6 million for the nine months ended September 30, 2002, and used cash of $17.1 million during the nine months ended September 30, 2001. This negative operating cash flow in the nine months ended September 30, 2002 was largely the result of our net loss and the lease payments associated with unoccupied space. The negative operating cash flow in the nine months ended September 30, 2001 resulted principally from our net loss, partially offset by a decrease in accounts receivable.

Investing activities used cash of $31.6 million during the nine months ended September 30, 2002, and $23.1 million during the nine months ended September 30, 2001. The use of cash in investing activities for the nine months ended September 30, 2002 resulted from the net purchases of short-term investments offset by maturities of short-term investments. The use of cash for the nine months ended September 30, 2001 resulted primarily from additions to property and equipment and purchased technology, partially offset by maturities of short-term investments.

Our financing activities generated cash of $2.0 million during the nine months ended September 30, 2002, and $5.5 million for the nine months ended September 30, 2001. The generation of cash was largely the result of proceeds from the exercise of stock options and employee stock purchase plan contributions from employees for both the nine months ended September 30, 2002 and 2001.

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

The following table summarizes our obligations and commercial commitments to make future payments under contracts:

Contractual Obligations	TOTAL	Current	1-3 years	4-5 years	After 5 years
Operating leases	$91,268	$2,457	$27,539	$17,487	$43,785
Other Commercial Commitments	TOTAL	Less than 1 year	1-years	4-5 years	After 5 years
Standby Letters of Credit	$12,207	$—	$—	$—	$12,207

The restricted cash secures our letters of credit of approximately $12.2 million and is invested with a bank, as required by landlords to meet rent deposits requirements for our leases on facilities (see Note 1).

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

— revenue recognition;

— estimating allowance for doubtful accounts receivable and lease loss;

— accounting for income taxes; and

— valuation of intangible assets and goodwill

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

We record deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of September 30, 2002, deferred revenue was $8.9 million. The deferred revenue amount includes unearned license, prepaid maintenance and professional services that will be recognized as revenue in the future as we deliver licenses and perform services.

Estimating Allowance for Doubtful Accounts Receivable and Lease Loss

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

FACTORS THAT AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses since our inception, including a loss of approximately $45.9 million in the three months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $233.9 million. We expect to have net losses and negative cash flow for at least the next 12 to 18 months. We expect to spend significant amounts to develop or enhance our products, services and technologies and to enhance delivery capabilities. As a result, we will need to generate significant increases in revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR ABILITY TO ACCURATELY FORECAST OUR QUARTERLY SALES IS LIMITED, OUR SHORT TERM COSTS ARE RELATIVELY FIXED, AND WE EXPECT OUR BUSINESS TO BE AFFECTED BY SEASONALITY. AS A RESULT, OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. For example, in March 2001, we announced our revised expectations for our first quarter financial results based upon our then-current outlook, including a revenue shortfall and a larger than expected net loss for the quarter due to general economic conditions which had led customers and customer prospects to postpone capital investment in Nuance products and service offerings based on Nuance products. These quarterly variations are caused by a number of factors, including:

—	general economic downturn and delays or cancellations in orders by customers who are reducing spending;

—	delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

—	timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

—	delays in recognition of software license revenue in accordance with applicable accounting principles;

—
our ability to develop, introduce, ship and support new and enhanced products, such as new versions of our software platform, that respond to changing technology trends in a timely manner and our ability to manage product transitions;

—	the amount and timing of expenses; and

—	the utilization rate of our professional services personnel.

Due to these factors, because the market for our software is new and rapidly changing and because our business model is evolving, our ability to accurately forecast our quarterly sales is limited. In addition, most of our costs are relatively fixed in the short term, even as we endeavor to manage these costs. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb the costs of our expenses, even as we endeavor to manage these costs. As a result, our quarterly operating results could fluctuate significantly and unexpectedly from quarter to quarter.

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

In 1999, 56% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 72% in 2000, to 75% in 2001 and to 82% and 83% in the three and nine months ended September 30, 2002. Though this percentage may vary or decrease in the future, we intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

Our contracts with resellers generally do not require a reseller to purchase our products. We cannot guarantee that any of our resellers will continue to market our products or devote significant resources to doing so. In addition, we will, from time to time, terminate or adjust some of our relationships with resellers in order to address changing market conditions, improve our business, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with resellers and our business and result decreased sales through resellers or threatened or actual litigation. Finally, our resellers possess confidential information concerning our products, product release schedules and sales, marketing and reseller operations. Although we have nondisclosure agreements with our resellers, we cannot guarantee that any reseller would not use our confidential information in competition with us or otherwise. If our resellers do not successfully market and sell our products for these or any other reasons, our sales could be adversely affected and our revenue could decline.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMER ORDERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE DURING ANY GIVEN PERIOD. THE LOSS OF, OR DELAYS IN, A KEY ORDER COULD SUBSTANTIALLY REDUCE OUR REVENUE IN ANY GIVEN PERIOD AND HARM OUR BUSINESS.

We derive a significant portion of our revenue in each period from a limited number of customers. For example, in the three months ended September 30, 2002, five customers made up 34% of our total revenue, and one customer, acting as a reseller, accounted for approximately 10% of our total revenue.

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

The market for speech software products is relatively new and rapidly changing. In addition, some of our products are new to the market or will be new to the market once released. Our ability to increase revenue in the future depends on the acceptance by our customers, resellers and end users of speech software solutions generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs of this new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers or touch-tone-based systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of voice interface software in general and our products in particular. This may require shifts in our sales and marketing efforts and strategies to achieve such education. If these efforts fail or prove excessively costly or otherwise unmanageable, or if speech software generally do not achieve commercial acceptance, our business could be harmed.

The continued development of the market for our products will depend upon the following factors among others:

—	widespread and successful deployment of speech software applications;

—	customer demand for services and solutions having a voice user interface;

—	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web-based self service solutions;

—	adoption of industry standards for speech software and related technologies; and

—	continuing improvements in hardware technology that may reduce the costs of speech software solutions.

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

International sales represented approximately 40% and 38% of our total revenue for the three and nine months ended September 30, 2002, respectively, 42% of our revenue in 2001, 47% of our revenue in 2000 and 21% of our revenue in 1999, and we anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

—	difficulties and costs of staffing and managing foreign operations;

—	the difficulty in establishing and maintaining an effective international reseller network;

—	the burden of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

—	longer sales cycles;

—	political and economic instability outside the United States;

—	import or export licensing and product certification requirements;

—	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

—	potential adverse tax consequences, including higher marginal rates;

—	unfavorable fluctuations in currency exchange rates; and

—	limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

OUR FAILURE TO RESPOND TO AND SUCCESSFULLY MANAGE RAPID CHANGE IN THE MARKET FOR SPEECH SOFTWARE COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS.

The speech software industry is relatively new and rapidly changing. Our success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing end-user requirements, gain commercial acceptance and incorporate technological advancements such as products that speed deployment and accelerate customers’ return on investment. If we are unable to develop new products and enhanced functionalities or technologies to adapt to these changes, we may be unable to retain existing customers or attract new customers, which could harm our business. In addition, as we develop new products, sales of existing products may decrease. If we cannot offset a decline in revenue from existing products with sales of new products, our business would suffer.

Commercial acceptance of any new products and technologies we may introduce will depend, among other things, on:

—	the ability of our services, products and technologies to meet and adapt to the needs of our target markets;

—	the performance and price of our products and services and our competitors’ products and services; and

—	our ability to deliver speech solutions, customer service and professional services directly and through our resellers.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY MARKET OR DEVELOP PRODUCTS, SERVICES AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors in the speech software market include IBM, Microsoft, SpeechWorks International, AT&T and Scansoft. We expect additional competition from other companies, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

We have been sued in various shareholder lawsuits in federal district court in California and New York (See “ Part II—Item 1—Legal Proceedings”). We believe that the allegations against us are without merit and intend to continue to defend the litigations vigorously. An unfavorable resolution of the lawsuits could have a material adverse effect on our business, results of operations, and/or financial condition.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company, and in February 2001, we acquired non-exclusive intellectual property rights from a third-party. Any future acquisitions would be accompanied by risks such as:

—	difficulties in assimilating the operations and personnel of acquired companies;

—	diversion of our management’s attention from ongoing business concerns;

—	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

—	additional expense associated with amortization of acquired assets;

—	maintenance of uniform standards, controls, procedures and policies; and

—	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future. For example, the SpeechFront assets and text to speech technology we acquired have been impaired (see notes to the consolidated financial statements). Our inability to integrate successfully any business products, technologies or personnel we may acquire in the future could harm our business.

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH MAY CONTINUE TO HARM OUR BUSINESS.

As a result of recent unfavorable economic conditions and reduced capital spending, it is possible that our sales will decline. This economic downturn became particularly acute following the events of September 11, 2001. We experienced a decline in revenues during 2001 due in part to delays in purchases by our customers and to prevailing economic conditions. If unfavorable economic conditions continue or worsen in the United States or, we may experience a material adverse impact on our business, operating results and financial condition.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS OUTSIDE OF OUR CONTROL.

Since our initial public offering on April 13, 2000, our stock price has been extremely volatile. During that time, the stock market in general, The Nasdaq National Market and the securities of technology companies in particular have experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

—	actual or anticipated variations in operating results;

—	announcements of operating results and business conditions by our customers and suppliers;

—	announcements by our competitors relating to new customers, technological innovation or new services;

—	announcements of new product lines and/or shifts in business focus of sales and distribution models;

—	increases in our plans for, or rate of, capital expenditures for infrastructure, information technology and other similar capital expenditures;

—	economic developments in our industry as a whole;

—	general market and economic conditions; and

—	general decline in information technology and capital spending plans.

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

IF WE DO NOT EFFECTIVELY MANAGE OUR OPERATIONS AND RESOURCES IN ACCORDANCE WITH MARKET AND ECONOMIC CONDITIONS, OUR BUSINESS COULD BE HARMED.

Our operations have changed significantly due to volatility in our business and may continue to change in the future. We experienced significant growth in the past; however, in April 2001, we reduced our workforce by approximately 20%. Additionally, during the quarter ended March 31, 2002, we implemented a restructuring plan to reduce our workforce by approximately another 8% and in August 2002 we reduced our workforce by approximately 20%. We may be required to expand or contract our business operations and workforce in the future to adapt to the market environment, and as a result may need to expand or contract our management, operational, sales, marketing, financial and human resources, as well as management information systems and controls, to align and support any such growth or contraction. Our failure to successfully manage these types of changes would place a burden on our business, our operations and our management team, and could negatively impact sales, customer relationships and other aspects of our business performance and could cause our business to suffer.

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

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain of these key employees. We cannot guarantee that we will be able to retain all key personnel. For example, in July 2002, our President and Chief Financial Officer, Ronald Croen, became the Chairman of Company’s Board of Directors and announced plans to step down from his position as CEO. In addition, in January 2002 Graham Smith resigned from his position with the company as Chief Financial Officer. Mr. Croen has remained engaged as CEO pending selection of his successor, however, we may encounter difficulties or further delays in hiring a new Chief Executive Officer and such difficulties or delays could harm our business. None of our key technical or senior management personnel are bound by employment agreements, and, as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacement of such personnel could be difficult and costly, and if we are unable to successfully and swiftly replace such personnel and effectively transition to new management personnel, our business could be harmed. We do not have key person life insurance policies covering any of our employees.

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

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS WHICH MAY DELAY OR PREVENT A CHANGE OF CONTROL OF NUANCE.

Provisions of our charter and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of Nuance. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

—	the division of the board of directors into three separate classes;

—	the elimination of cumulative voting in the election of directors;

—	prohibitions on our stockholders from acting by written consent and calling special meetings;

—	procedures for advance notification of stockholder nominations and proposals; and

—	the ability of the board of directors to alter our bylaws without stockholder approval.

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

Interest Rate Risk

As of September 30, 2002, we had cash and cash equivalents, short-term investments and long-term investments of $135.6 million. Any decline in interest rates over time would reduce our interest income from our cash and cash equivalents, short-term and long-term investments. Based upon our balance of cash and cash equivalents, short-term investments and long-term investments at September 30, 2002, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $660,000.

ITEM 4.    CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer have evaluated the Company’s system of disclosure controls and procedures within ninety days of the date of this report, and based on such evaluation have determined that they are satisfactory in connection with the preparation of this quarterly report. There have been no significant changes to the system of internal controls or in other factors that affect internal controls subsequent to the date of their evaluation.

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS:

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. Those lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. We believe that these allegations are without merit and we are defending the litigation vigorously. Recently, in response to our motion to dismiss, certain of the Plaintiffs’ claims were dismissed with prejudice. However, Plaintiffs’ were permitted to file a further amended complaint with respect to several remaining claims. We intend to move to dismiss such amended complaint. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2.    CHANGES IN SECURITIES

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A NOTE BY SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

(a)    Exhibit 99.1 is incorporated as part of this document.

(b)    Reports on Form 8-K

On July 23, 2002, the Company filed a report on Form 8-K relating to its announcement that Ronald Croen will become the Chairman of the Company’s Board of Directors and will step down from his position as the Company’s President and Chief Executive Officer once a successor has been identified.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.

Date: November 14, 2002

By:	/S/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ronald A. Croen, Chief Executive Officer of the Company, certify that:

(1) I have reviewed this quarterly report of Nuance Communications, Inc. on Form 10-Q (the Report);

(2) Based on my knowledge, the Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

(4) The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the Company and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others in the Company particularly during the period in which the Report is being prepared;

b. Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c. Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6) The registrant’s other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ RONALD A. CROEN
Ronald A. Croen Chief Executive Officer November 14, 2002

I, Karen Blasing, Chief Financial Officer of the Company, certify that:

(1) I have reviewed this quarterly report of Nuance Communications, Inc. on Form 10-Q (the Report);

(2) Based on my knowledge, the Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

(4) The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the Company and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others in the Company particularly during the period in which the Report is being prepared;

b. Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c. Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6) The registrant’s other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ KAREN BLASING
Karen Blasing Chief Executive Officer November 14, 2002