Form 10-K
period 2002-12-31
NUANCE COMMUNICATIONS
filed 2003-03-31
CIK 1102556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 000-30203

NUANCE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3208477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1005 Hamilton Court Menlo Park, California	94025
(Address of principal office)	(Zip Code)

Registrant’s telephone number, including area code: (650) 847-0000

Securities registered pursuant to section 12(b) of the act:

None

Securities registered pursuant to section 12(g) of the act:

Common stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $269,746,515 as of June 28, 2002 based on the closing price of the Common Stock as reported on the NASDAQ National Market System as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 34,193,540 shares of the Registrant’s Common Stock issued and outstanding on February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Nuance Communications, Inc.’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, tentatively scheduled to be held on May 22, 2003, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.    BUSINESS

The description of Nuance’s business set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to statements regarding the timing of release of our products, the growth of our sales, the success of our selling models and the market for our products in general. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Company Risk Factors” and elsewhere in this Report on Form 10-K and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. In particular, see “Company Risk Factors—Voice interface may not achieve widespread acceptance by enterprises and telecommunications carriers, which could limit our ability to grow our business” and “Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate.”

Industry Background

One of the greatest challenges facing companies today is managing interactions with customers, prospects, employees, vendors and partners. These interactions are increasing in volume, especially via the telephone. And managing this growing number of interactions using human customer service agents creates significant expense.

Many businesses have invested in touch-tone based interactive voice response (“IVR”) systems in order to address this problem. The touch-tone method, however, typically does not maximize automation potential. Because touch-tone interfaces can be ineffective and frustrating, user satisfaction can be low and dissatisfied users tend to opt out of the system to reach a live agent. Similarly, many businesses have invested billions of dollars in Web self-service systems in the hope that consumers would use the Internet instead of the telephone as a means to obtain information and transact business. According to industry analysts, however, the overwhelming majority of all interactions between businesses and customers still happen via the telephone.

Industry research reveals that consumers prefer the telephone as a means of interacting with businesses regardless of the age, gender or profession of the consumer. In order to handle the growing volume of customer interactions cost effectively, businesses need to automate telephone interactions. Automating these interactions using speech software is one of the most powerful, user-friendly and efficient means by which to accomplish this goal.

The Nuance Solution

We were incorporated in California in July 1994 and reincorporated in Delaware in March 2000. We develop, market and support speech software products for automating interactions over the telephone for a range of industries and applications. Our products and services include speech recognition software, which is used to recognize what a person says, deliver responses and information and perform transactions; text-to-speech synthesis software, which converts text, for example, from a database, email or web page into an audio signal to deliver speech over the telephone; voice authentication software, which is used to provide secure access to information by verifying the identity of speakers using the unique qualities of their voices; grammars, which define the dictionary of possible caller responses for use in applications; and a standards-based software platform designed as a foundation for speech application deployment and management. In 2003 we plan to add certain applications for key industries which will be designed to leverage the features inherent in our engines and platform while reducing deployment time and cost.

We seek to actively support both emerging industry standards as well as proprietary development environments. Our software is designed to work with Voice eXtensible Markup Language referred to in this document as (“VoiceXML”) the recognized industry standard language for the creation of voice-driven products and services. We also offer a range of consulting, support and education services that enable our customers and channel partners to develop voice-driven applications that use our software products.

Companies can achieve the following business benefits using our products and services:

Reduced Operational Costs:    Our products and services reduce operating costs for businesses by increasing the availability and efficiency of customer contact centers, information delivery, and performance of transactions in a variety of contexts. We believe that speech-based solutions can cut the average cost of contact handling significantly, offering a substantial savings when compared to the cost of interactions handled by customer service representatives via telephone or email.

Increased Automation Rates:    Traditionally, automation has been accomplished via touch tone systems. Because touch-tone systems can be confusing and difficult to use, the automation rates for these systems can be very low. Speech systems, however, allow users to speak naturally and obtain information or perform transactions over the phone more easily and quickly than by navigating through the menus of a touch-tone system. Speech systems are also better able to accommodate input consisting of alpha-numeric information. Because the speech system is easier and more intuitive to use, customers tend to stay within voice-enabled automated systems instead of opting out to an operator. For this reason, automation rates are substantially higher with speech systems.

Increased Customer Satisfaction and Customer Retention:    Ease of use, convenience and safety also contributes to high customer satisfaction ratings for speech systems. Our products and services help businesses offer personalized services such as voice dialing of numbers in stored personal contact lists and other customizable information as well as access via hands-free commands in mobile phone environments. By improving the convenience, ease of use and personalization of their services, businesses are able to improve customer loyalty and increase customer retention.

Enhanced Security:    Our voice authentication software allows businesses to offer applications that are more secure and more convenient for users than traditional security methods such as personal identification numbers and account numbers. Just as individuals can be authenticated by their fingerprints, they also can be authenticated by their voiceprints. Our software can use a caller’s voiceprint to authenticate his/her identity over the telephone with high reliability. An individual’s voiceprint is less likely to be lost, stolen or shared than a password or a personal identification number. Also, voice authentication is more convenient and less obtrusive than many other biometric identification methods. When implemented together with our speech recognition capabilities, voice authentication can also increase the usability of an application by reducing the time and complexity of identifying and authenticating a caller.

Additional Revenue Opportunities:    Our software also provides enterprises and telecommunications carriers with the ability to introduce new value-added services, allowing them the opportunity to better differentiate themselves from their competitors and drive revenue through subscription fees, incremental network usage, and transactions. Subscription fees are now charged for a range of services from both telecommunications and Internet service providers including for their voice browsing and voice dialing services, email reading and information portals. Transaction fees derived from voice-enabled commerce (also known as V-Commerce) can produce revenue as well.

Products and Services

Our product line consists of speech recognition, voice authentication and text-to-speech engines and a voice platform. In 2003, we will introduce applications for key industries. We also offer services to facilitate the development, implementation and support of applications operating with our software.

Engines

The Nuance speech recognition software (currently Nuance 8.0) provides speech recognition and natural language understanding capabilities, enabling recognition and understanding of both simple, directed responses, such as “yes” and “no,” as well as complex, conversational requests, such as “I want to find out how much I owe on my account” or “How do I find a store near me?”. The software is designed to operate on standard CPU hardware architectures and operating systems such as UNIX and Windows 2000 within a variety of leading touch tone Interactive Voice Response (“IVR”) systems. Nuance 8.0 offers numerous advanced features and capabilities that enable the industry’s most engaging and easy-to-use applications. For example, applications built using Nuance’s Say Anything™ technology allow callers to speak more freely and naturally when interacting with voice-driven systems. Listen & Learn™ enables speech recognition systems to automatically adapt to the unique speech characteristics of a broad customer base. Finally, AccuBurst™ optimizes the utilization of system resources during non-peak periods for improved performance.

Nuance Verifier software uses the unique characteristics of a person’s voice to authenticate their identity. Users enroll voiceprints by speaking information requested by the application. The software is then able to authenticate the caller’s claimed identity by comparing his speech to the previously enrolled voiceprint. Nuance Verifier is tightly integrated with Nuance 8.0 and operates within the same distributed architecture, allowing for scalability and robustness as well as simultaneous recognition and identity verification. This integration provides a key point of differentiation for Nuance Other unique capabilities of our software include It’s Me™ which allows a caller’s identity to be verified using any single piece of identifying information like names, phone numbers, Social Security Numbers and/or account numbers.

Nuance Vocalizer software converts text to speech. It delivers speed-output that is the most natural-sounding and understandable in the industry. This software enables companies to deploy new and complex applications, reading text from a variety of data sources and devices. Applications such as reading email, reviewing appointments from a desktop calendar, checking sales data or accessing stock quotes and bank accounts can be created with the Nuance Vocalizer product. Nuance Vocalizer eliminates the jarring transition between recorded prompts and text-to-speech output in speech based applications with our Speak As One™ feature. Speak As One uses the same voice for text-to-speech synthesis as it uses for the recorded prompts in an application, creating a seamless caller experience.

Voice Platforms

The Nuance Voice Platform is an open, standards-based software platform optimized for speech solutions. It is tightly integrated with Nuance’s speech technology to ensure access to our most advanced features. It also takes full advantage of VoiceXML 2.0 and the cost benefits of off-the-shelf hardware. The Nuance Voice Platform is comprised of three major components:

Nuance Conversation Server:    The Nuance Conversation Server allows the system to integrate with the telephony network, and enables VoiceXML based speech interactions by leveraging Nuance’s industry leading speech technologies: Nuance 8.0 NVP Edition™ for speech recognition, Nuance Vocalizer 3.0 NVP Edition™ for text-to-speech, and Nuance Verifier 3.0 NVP Edition™ for voice authentication.

Nuance Management Station:    Powerful and secure operations, administration and maintenance (OA&M) capabilities are available with the Nuance Management Station. Advanced performance management and reporting features allow system administrators and operators to efficiently manage and maintain all aspects of their speech systems to ensure high service availability. At the same time, business managers can assess how well the system is delivering on key company objectives through features like the ROI Tracker™.

Nuance Application Environment:    The Nuance Application Environment accelerates the creation of voice applications with intuitive easy-to-use development tools that accommodate both touch tone IVR application developers, as well as those more familiar with Web technology and Java programming. Nuance V-Builder 2.0 NVP Edition offers extensive application development support to VoiceXML and Java developers. In addition, the Nuance Application Environment facilitates integration with back-end web-based infrastructure and legacy systems.

Nuance Voice Web Server, an earlier platform product of Nuance, is being discontinued and will be gradually phased out during 2003 and the first half of 2004.

Applications

In 2003, Nuance will introduce a line of packaged applications for key industries designed to leverage powerful features inherent in our platform and technologies, while reducing deployment time and costs. Using our packaged applications customers can address industry-specific needs and accelerate the value and return on investment that voice delivers to their businesses.

Services

Professional Services.    We offer professional services for customer projects, and believe that our experience in the design and deployment of voice interface systems is of value to our customers and provides us with a competitive advantage. Professional services offerings include prototype development, user interface design, grammar development, system testing, performance optimization and end-user acceptance studies, as well as education services through our Speech University program.

Technical Support & Maintenance.    We offer maintenance to our customers which consists of upgrades and enhancements to our software as well as telephone support. We also offer technical support services for customers and partners to assist with development, integration and operation of our software products.

Customers

We sell our software to a broad range of companies and organizations, including those in the telecommunications, banking and financial services, travel, retail, insurance and utilities industries, among others. As of December 31, 2002, we had sold software and/or services to more than 750 corporate enterprises and telecommunications carriers around the world.

Sales

We sell our products both directly through our sales force and indirectly through third-party resellers. As of December 31, 2002, we had 88 employees in sales and marketing serving the United States market and 46 employees in sales and marketing serving international markets. We also had sales offices in twelve different countries. We sell our products to customers in the United States, Canada, the United Kingdom and other countries in Europe, China (primarily Hong Kong) and other countries in Asia, Australia, Central America and Latin America. International revenues were $15.6 million, $16.3 million and $24.2 million for 2002, 2001 and 2000, respectively. As a percentage of total revenue, international revenues were 35%, 42% and 47% in 2002, 2001 and 2000, respectively. We anticipate that markets outside of the United States will continue to represent a meaningful portion of total future revenue. We intend to continue to support sales and marketing activities with respect to international licensing of our software and provision of our services. International sales are currently denominated in U.S. dollars. However, we may denominate sales in foreign currencies in the future. The majority of our assets are held in the United States and Canada (See Note 17 to the consolidated financial statements).

Our sales force focuses on generating demand for our products and services that is fulfilled either directly by Nuance or indirectly through our channel resellers. Historically, partners contributed approximately 75% of the company’s total revenues and direct sales efforts accounted for the remaining roughly 25% of total revenues. We believe that, as the market for speech software solutions continues to develop, sales through our indirect channel will continue to represent a meaningful percentage of our revenues. However, many customers have expressed an interest in Nuance playing a more direct role in the design and delivery of their complete speech solutions. Nuance is responding to this customer interest and exploring markets where the Company can most effectively employ its speech expertise, products and services in direct relationships with customers.

Our resellers increase our geographic sales coverage and address a range of market and application opportunities for our software. In addition, these resellers provide end users of our software products with access to additional resources to design, install and customize applications. Our five largest resellers based on revenue in 2002 were Nortel Networks, Edify (a subsidiary of S1 Corporation), Motorola, Syntellect and Avaya.

Nortel Networks, acting as a reseller, accounted for 10%, 18% and 22% of total revenue for 2002, 2001 and 2000, respectively.

In addition, customer Accenture accounted for a meaningful percentage of total revenue.

No other customers or resellers accounted for more than 10% of our total revenue for 2002, 2001 and 2000.

Revenue by Geographic Area

The following is a summary of total revenue by major geographic areas (in thousands):

	Year December 31,
	2002	2001	2000
License Revenue
United States	$16,951	$12,331	$19,410
Europe	3,491	3,205	7,391
Asia	1,569	1,296	1,293
Australia	448	1,132	5,292
Canada	2,267	1,130	2,793
Latin America	2,057	1,665	1,372

Total	$26,783	$20,759	$37,551

Service Revenue
United States	$5,877	$5,874	$4,979
Europe	633	2,328	2,319
Asia	181	643	415
Australia	—	309	639
Canada	1,043	652	157
Latin America	457	1,055	815

Total	$8,191	$10,861	$9,324

Maintenance Revenue
United States	$5,637	$4,776	$3,168
Europe	1,319	1,087	681
Asia	394	281	178
Australia	606	689	361
Canada	659	501	378
Latin America	496	346	177

Total	$9,111	$7,680	$4,943

Total Revenue	$44,085	$39,300	$51,818

Marketing

Our marketing programs are designed to create awareness for our products and services and support our direct and indirect sales efforts. We have implemented an integrated mix of marketing activities, including public relations, webcasts, direct marketing, web sites and channel programs.

Research and Development

To remain competitive in the voice software industry, we must continue to develop our speech products. Since our formation, we have invested significantly in developing and improving this core technology, our software architecture and related products. Our current research and development activities include improvements to all products including our speech recognition, voice authentication and text-to-speech engines, platform, software applications and other software. Our research and development expenses were $14.2 million, $18.8 million and $20.2 million in 2002, 2001 and 2000, respectively. As of December 31, 2002, we had 94 employees dedicated to research and development.

Competition

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include SpeechWorks International, Scansoft, IBM and Microsoft. With respect to our software platform, there are several vendors, including some of our reseller partners, who market and sell platforms for voice systems. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, devote greater resources to the development, promotion and sale of their products than we do, or leverage efficiencies or other factors to compete with us on the basis of price. Accordingly, competition may intensify and future competition may harm our business.

We believe that the principal competitive factors affecting our market include the breadth and depth of solutions, product quality and performance, core technology, product scalability and reliability, product features, customer service, the ability to implement solutions, the value of a given solution, the creation of a base of referenceable customers and the strength and breadth of reseller and channel relationships. Although we believe that our products and solutions and selling model currently compete favorably with respect to these factors, the speech market is relatively new and is changing rapidly. In addition, historically, only a small portion of our business was comprised of providing complete solutions directly to the market, and our intention to expand this selling model represents a new business practice for the company.

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws as well as contractual protections to protect our intellectual property. We have filed multiple U.S. patent applications, resulting in the issuance of six patents, we have acquired a set of two additional U.S. patents relevant to our technology and we have taken steps to preserve our rights in various foreign countries. We have issued registrations and pending applications for our “Nuance” trademark in the United States and in our key foreign markets. In addition, we have issued registrations and pending applications in the United States for most of our key products. Although we rely on patent, copyright, trade secret and trademark law and contractual protections to protect our technology, we believe that factors such as the technological and creative skills of our employees, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. We cannot guarantee that others will not develop technologies that are similar or superior to our technology.

To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for the maintenance of confidentiality and assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements to protect our confidential information delivered to third parties and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology or to develop products with the same functionality as our products. Monitoring unauthorized use of our proprietary information and technology is difficult, and we cannot be certain that the steps we have taken will always prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. In addition, some of our license agreements require us to place the source code for our products into escrow.

The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, although we take precautions, former employers of our employees may assert that our employees have improperly or unwittingly disclosed confidential or proprietary information to us without our knowledge. Any of these occurrences could harm our business. We may be increasingly subject to infringement claims as the number of, and features of, our products grow.

Employees

As of December 31, 2002, we had 314 full time employees, comprised of 220 domestic employees and 94 international employees. From time to time, we also retain independent technical contractors and temporary employees. Except for two employees in Brazil, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

ITEM 1A.    COMPANY RISK FACTORS

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses since our inception, including a net loss of approximately $71.2 million for the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of approximately $238.9 million. We expect to have net losses and negative cash flow for at least the next 12 to 18 months. We expect to spend significant amounts to develop or enhance our products, services and technologies and to enhance delivery capabilities. As a result, we will need to generate significant increases in revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. These quarterly variations are caused by a number of factors, including:

•	general economic downturn and global economic and political conditions;

•	delays or cancellations in orders by customers who are reducing spending;

•	delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

•	timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

•	delays in recognition of software license revenue in accordance with applicable accounting principles;

•	our ability to develop, introduce, ship and support new and enhanced products, such as new versions of our software platform, that respond to changing technology trends in a timely manner and our ability to manage product transitions;

•	rate of market adoption for our new products such as our software platform and applications products;

•	changes in our selling model including focus of certain sales representatives on direct sales to end user customers;

•	unexpected customer non-renewal of maintenance contracts, or renewal at lower rates than anticipated;

•	the amount and timing of expenses; and

•	the utilization rate of our professional services personnel.

Due to these factors, because the market for our software is relatively new and rapidly changing, and because our business model is evolving, our ability to accurately forecast our quarterly sales is limited. In addition, most of our costs are relatively fixed in the short term, even as we endeavor to manage these costs. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. We do not know whether our business will grow rapidly enough to absorb our expenses, even as we endeavor to manage these costs. As a result, our quarterly operating results could fluctuate significantly and unexpectedly from quarter to quarter.

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

WE DEPEND UPON RESELLERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF KEY RESELLERS, OR A DECLINE IN THEIR RESALE OF OUR PRODUCTS AND SERVICES, COULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUE.

In 2000, 72% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 75% in 2001, and was 74% in 2002. Though this percentage may vary or decrease in the future, we intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. In addition, some of our resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

Our contracts with resellers generally do not require a reseller to purchase our products. We cannot guarantee that any of our resellers will continue to market our products or devote significant resources to doing so. In addition, we will, from time to time, terminate or adjust some of our relationships with resellers in order to address changing market conditions, improve our business, adapt to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with resellers and our business and result decreased sales through resellers or threatened or actual litigation. Finally, our resellers possess confidential information concerning our products, product release schedules and sales, marketing and reseller operations. Although we have nondisclosure agreements with our resellers, we cannot guarantee that any reseller would not use our confidential information in competition with us or otherwise. If our resellers do not successfully market and sell our products for these or any other reasons, our sales could be adversely affected and our revenue could decline.

SPEECH SOFTWARE PRODUCTS GENERALLY, AND OUR PRODUCTS AND SERVICES IN PARTICULAR, MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE, WHICH COULD REQUIRE US TO MODIFY OUR SALES AND MARKETING EFFORTS AND COULD LIMIT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

The market for speech software products is relatively new and rapidly changing. In addition, some of our products are new to the market or will be new to the market once released. Our ability to increase revenue in the future depends on the acceptance by our customers, resellers and end users of speech software solutions generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs and deployment risks of this relatively new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers or touch-tone-based systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of voice interface software in general and our products in particular. This may require shifts in our sales and marketing efforts and strategies to achieve such education. If these efforts fail or prove excessively costly or otherwise unmanageable, or if speech software generally do not achieve commercial acceptance, our business could be harmed.

The continued development of the market for our products will depend upon the following factors, among others:

•	widespread and successful deployment of speech software applications;

•	customer demand for services and solutions having a voice user interface;

•	acceptance by businesses of the benefits of speech technology;

•	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web-based and touch tone IVR self service solutions;

•	adoption of industry standards for speech software and related technologies; and

•	continuing improvements in hardware and telephony technology that may reduce the costs of speech software solutions.

OUR PRODUCTS CAN HAVE A LONG SALES AND IMPLEMENTATION CYCLE AND, AS A RESULT, OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

The sales cycles for our products have typically ranged from three to twelve months, depending on the size and complexity of the order, the amount of services to be provided by us and whether the sale is made directly by us or indirectly through a reseller, a voice application service provider or a systems integrator.

Purchase of our products requires a significant expenditure by a customer. Accordingly, the decision to purchase our products typically requires significant pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend substantial sales, technical, marketing and management resources. Because of this lengthy evaluation cycle, we may experience a delay between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures.

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

We derive a significant portion of our revenue in each period from a limited number of customers. For example, for the year ended December 31, 2002, five customers made up 32% of our total revenue, and one customer, acting as a reseller, accounted for approximately 10% of our total revenue.

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

International sales represented approximately 35%, 42% and 47% of our total revenue in 2002, 2001 and 2000, respectively. We anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

•	difficulties and costs of staffing and managing foreign operations;

•	the difficulty in establishing and maintaining an effective international reseller network;

•	the burden of complying with a wide variety of foreign laws, particularly with respect to tax, intellectual property and license requirements;

•	longer sales cycles;

•	political and economic instability outside the United States;

•	import or export licensing and product certification requirements;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potential adverse tax consequences, including higher marginal rates;

•	unfavorable fluctuations in currency exchange rates; and

•	limited ability to enforce agreements, intellectual property rights and other rights in some foreign countries.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY MARKET OR DEVELOP PRODUCTS, SERVICES AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include SpeechWorks International, Scansoft, IBM and Microsoft. With respect to our software platform, there are several vendors, including some of our reseller partners, who market and sell platforms for voice systems. We expect additional competition from other companies, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company. For the year ended December 31, 2001, we evaluated the carrying value of the assets related to the SpeechFront acquisition and recorded an asset impairment. In February 2001, we acquired non-exclusive intellectual property rights from a third-party. For the year ended December 31, 2001, we performed an impairment analysis and decided that asset was impaired and was subsequently written down to its estimated fair value. Any future acquisitions of companies or technologies would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with impairments of acquired assets such as, goodwill or acquired workforce;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH MAY CONTINUE TO HARM OUR BUSINESS.

As a result of recent unfavorable economic conditions and reduced capital spending, it is possible that our sales will decline. This economic downturn became particularly acute following the events of September 11, 2001. We experienced a decline in revenues during 2001 due in part to delays in purchases by our customers and to prevailing economic conditions. If unfavorable economic conditions continue or worsen in the United States or internationally, we may experience a material adverse impact on our business, operating results and financial condition.

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

These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. Our stock price may fluctuate due to variations in our operating results. For example, our stock price steadily declined throughout 2002. As a result, the trading price of our common stock declined rapidly and significantly.

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

Commercial acceptance of any new products and technologies we may introduce will depend, among other things, on:

•	the ability of our services, products and technologies to meet and adapt to the needs of our target markets;

•	the performance and price of our products and services and our competitors’ products and services; and

•	our ability to deliver speech solutions, customer service and professional services directly and through our resellers.

INTERNATIONAL SALES OPPORTUNITIES MAY REQUIRE US TO DEVELOP LOCALIZED VERSIONS OF OUR PRODUCTS. IF WE ARE UNABLE TO DO SO, WE MAY BE UNABLE TO GROW OUR REVENUE AND EXECUTE OUR BUSINESS STRATEGY.

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

WE ARE CURRENTLY ENGAGED IN VARIOUS SECURITIES LITIGATIONS, WHICH, IF RESOLVED UNFAVORABLY, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL OPERATIONS.

We have been sued in various shareholder lawsuits in state court in California and federal district court in California and New York (See “ Part II—Item 1—Legal Proceedings”). We believe that the allegations against us are without merit and intend to continue to defend the litigations vigorously. An unfavorable resolution of the lawsuits could have a material adverse effect on our business, results of operations, and/or financial condition.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR OPERATIONS AND RESOURCES IN ACCORDANCE WITH MARKET AND ECONOMIC CONDITIONS, OUR BUSINESS COULD BE HARMED.

Our operations have changed significantly due to volatility in our business and may continue to change in the future. We experienced significant growth in the past; however, in April 2001, we reduced our workforce by approximately 20%. Additionally, during the quarter ended March 31, 2002, we implemented a restructuring plan to reduce our workforce by approximately another 8% and in August 2002 we reduced our work force by approximately 20%. We may be required to expand or contract our business operations and workforce in the future to adapt to the market environment, and as a result may need to expand or contract our management, operational, sales, marketing, financial and human resources, as well as management information systems and controls, to align and support any such growth or contraction. Our failure to successfully manage these types of changes would place a burden on our business, our operations and our management team, and could negatively impact sales, customer relationships and other aspects of our business performance and could cause our business to suffer.

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, OUR BUSINESS COULD BE HARMED.

The failure to attract, integrate, motivate and retain these key employees could harm our business. In addition, the decline in the value of our common stock may also make it more difficult to recruit and retain key employees.

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain these key employees. We cannot guarantee that we will be able to retain all key personnel. For example, in July 2002, our President and Chief Executive Officer, Ronald Croen, became the Chairman of Company’s Board of Directors and announced plans to step down from his position as CEO. In addition, in January 2002 Graham Smith resigned from his position with Nuance as Chief Financial Officer. None of our key technical or senior management personnel are bound by employment agreements to remain at the Company, and, as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacement of such personnel could be difficult and costly, and if we are unable to successfully and swiftly replace such personnel and effectively transition to new management personnel, our business could be harmed. We do not have key personnel life insurance policies covering any of our employees.

IF THE STANDARDS WE HAVE SELECTED TO SUPPORT ARE NOT ADOPTED AS THE STANDARDS FOR SPEECH SOFTWARE, CUSTOMERS MIGHT NOT USE OUR SPEECH SOFTWARE PRODUCTS FOR DELIVERY OF APPLICATIONS AND SERVICES.

The market for speech software is relatively new and emerging and industry standards are still being established. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products.

Our V-Builder applications-building tool and our Nuance Voice Platform software are each designed to work with the recently emerged VoiceXML standard. There are currently other, similar standards in development, some of which may become more widely adopted than VoiceXML. If VoiceXML is not widely accepted by our target customers or if another competing standard were to become widely adopted, then sales of our products could decline and our business would be harmed. In that case, we may find it necessary to redesign our existing products or design new products that are compatible with alternative standards that are widely adopted or that replace VoiceXML. This design or redesign could be costly and time-consuming.

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, AND RESULTING CLAIMS AGAINST US COULD BE COSTLY AND REQUIRE US TO ENTER INTO DISADVANTAGEOUS LICENSE OR ROYALTY ARRANGEMENTS.

The software industry and the field of speech and voice technologies are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management’s attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number and features of our products grow.

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

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS WHICH MAY DELAY OR PREVENT A CHANGE OF CONTROL OF NUANCE.

Our Shareholder Rights Plan as well as provisions of our charter and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of Nuance. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	the company’s Shareholder Rights Plan adopted in December 2002;

•	the division of the board of directors into three separate classes;

•	the elimination of cumulative voting in the election of directors;

•	prohibitions on our stockholders from acting by written consent and calling special meetings;

•	procedures for advance notification of stockholder nominations and proposals; and

•	the ability of the board of directors to alter our bylaws without stockholder approval.

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

Since the completion of our initial public offering on April 13, 2000, we have been subject to the anti-takeover provisions of the Delaware General Corporation Law, including Section 203, which may deter potential acquisition bids for our company. Under Delaware law, a corporation may opt out of Section 203. We do not intend to opt out of the provisions of Section 203.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND AN ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

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

ITEM 2.    PROPERTIES

Our headquarters are located in Menlo Park, California in two office buildings in which we lease an aggregate of 60,000 square feet. The leases on both buildings expire in August 2004. In May 2000, we also signed a lease for a new 141,000 square-foot headquarters facility in Redwood City, California. The lease term is for eleven years, which began in August 2001. In April 2001, in conjunction with a restructuring plan, management decided not to occupy this corporate headquarter facility, but rather market the property for sublease (see Note 11 to the consolidated financial statements).

In January 2000, we signed a lease, which was amended in August 2000, for approximately 36,000 square feet of office space in Montreal, Canada for our Montreal operations. The lease term is for seven years from the lease inception date of November 1, 2000. In January 2003, this lease was subsequently amended and the leased area was reduced to 18,000 square feet. In January 2001, we signed a lease for approximately 9,400 square feet of office space in Ottawa, Canada in relation to an existing facility being leased by Speech Front. The lease term is for two and a half years from the lease inception date of January 1, 2001. This lease was terminated in November 2002 due to the closing of the Ottawa office. We also lease facilities with lease terms ranging from two to three years in Hong Kong and Japan. In addition, we also lease, on a short-term basis, sales office space in Oakbrook, Illinois; Germany and United Kingdom. Other than in Canada and our Menlo Park, CA headquarters, all of our offices are sales offices. We do not own any real estate.

ITEM 3.    LEGAL PROCEEDINGS

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. Those lawsuits have been consolidated and an amended complaint has been filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. Recently, in response to our motion to dismiss, certain of the plaintiffs’ claims were dismissed with prejudice. However, plaintiffs’ were permitted to file a further amended complaint with respect to several remaining claims. We moved to dismiss such amended complaint and our motion is pending before the Court. We believe that these allegations are without merit and we are defending the litigation vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, and financial condition

In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

In August 2001, the first of a number of complaints was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased Nuance stock between April 12, 2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Nuance. No trial date has been set. We believe that we have meritorious defenses to the claims against us and intend to defend the litigation vigorously.

We are subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders for the year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market under the symbol “NUAN” since April 13, 2000. The following table presents, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal 2002
First Quarter	$10.57	$5.65
Second Quarter	$7.25	$3.61
Third Quarter	$4.11	$1.70
Fourth Quarter	$3.26	$1.33
Fiscal 2001
First Quarter	$57.73	$9.38
Second Quarter	$19.60	$9.21
Third Quarter	$19.65	$6.00
Fourth Quarter	$12.20	$6.00

As of February 28, 2003, there were approximately 448 holders of record of our common stock based on data obtained from our transfer agent. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any dividends on our common stock or other securities. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expand of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

Recent sales of Unregistered Securities; Use of Proceeds from Registered Securities

The effective date of our Registration Statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-96217), relating to our initial public offering of our common stock was April 12, 2000. Public trading commenced on April 13, 2000. The offering closed on April 18, 2000. The managing underwriters of the public offering were Goldman, Sachs & Co., Thomas Weisel Partners LLC, Dain Rauscher Wessels and Wit SoundView. In the offering (including the exercise of the underwriters’ overallotment option on April 20, 2000), we sold an aggregate of 5,175,000 shares of our common stock for an initial price of $17.00 per share.

The aggregate proceeds from the offering were $88.0 million. We paid expenses of approximately $7.7 million, of which approximately $5.4 million represented underwriting discounts and commissions and approximately $2.3 million represented expenses related to the offering. Net proceeds from the offering were approximately $80.3 million. As of December 31, 2002, approximately all of the remaining net proceeds have been invested in interest-bearing cash equivalents, short-term investments and long-term investments.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The historical results presented below are not necessarily indicative of future results (in thousands except per share data):

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Total revenue	$44,085	$39,300	$51,818	$19,567	$11,755
Gross profit	32,593	23,033	41,066	14,107	8,656
Loss from operations	(73,057)	(117,781)	(29,825)	(19,149)	(7,536)
Net loss	(71,184)	(110,365)	(23,474)	(18,474)	(6,938)

Basic and diluted net loss per share	$(2.11)	$(3.40)	$(1.03)	$(6.32)	(3.19)

Shares used to compute basic and diluted net loss per share	33,666	32,480	22,717	2,924	2,173

For a description of shares used in computing basic and diluted net loss per share, see Note 2 to the consolidated financial statements.

	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,771	$132,618	$219,047	$18,073	$1,642
Short-term and long-term investment	83,737	41,977	8,728	23,454	13,969
Working capital	107,863	128,672	226,366	33,907	12,406
Total assets	161,670	208,231	279,338	53,722	20,199
Current portion of restructuring accrual	10,453	8,974	—	—	—
Long-term portion of restructuring accrual	42,232	20,169	—	—	—
Current portion of capital lease	37	—	12	1,043	—
Long-term portion of capital lease	27	—	32	1,333	—
Total stockholders’ equity	89,273	154,825	251,991	36,951	14,260

Set forth above is a summary of certain consolidated financial information with respect to Nuance as of the dates and for the periods indicated. The consolidated statements of operations data set forth below for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our consolidated financial statements, which have been audited. We acquired SpeechFront on November 10, 2000, in a transaction accounted for under the purchase method of accounting. The selected financial data includes the operating results and financial data of SpeechFront beginning November 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains forward-looking statements within the meaning of Section 27A of the

Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results during the current fiscal year, statements regarding revenue and expense trends and cash positions, statements regarding our sales and marketing and hiring activities and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Company Risk Factors” and elsewhere in this Report on Form 10-K and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. In particular, see “Company Risk Factors—Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate”, “If we do not manage our operations in accordance with changing economic conditions, our resources may be strained which could harm our chances of achieving profitability.” and “Our products can have a long sales and implementation cycle and, as a result, our quarterly operating results may fluctuate”.

Overview of the Company’s Operations

We develop, market and support speech software products for automating interactions over the telephone for a range of industries and applications. Our products and services include: speech recognition software, which is used to recognize what a person says, deliver responses and information and perform transactions; text-to-speech synthesis software, which converts text, for example, from a database, email or web page into an audio signal to deliver speech over the telephone; voice authentication software, which is used to provide secure access to information by verifying the identity claims of speakers by the unique qualities of their voices; grammars, which define the dictionary of possible caller responses for use in applications; and a standards-based software platform designed as a foundation for speech application deployment and management. In 2003, we plan to add certain applications for key industries which will be designed to leverage the features inherent in our engines and platform while reducing deployment time and cost.

We seek to actively support both emerging industry standards as well as proprietary development environments. Our software is designed to work with Voice eXtensible Markup Language referred to in this document as (“VoiceXML”) the recognized industry standard language for the creation of voice-driven products and services. We also offer a range of consulting, support and education services that enable our customers and channel partners to develop voice-driven applications that use our software products.

We sell our products both directly through our sales force and indirectly through third-party resellers. We sell our products to customers in the United States, Canada, the United Kingdom and other countries in Europe, China (primarily Hong Kong) and other countries in Asia, Australia, Central America and Latin America. We anticipate that markets outside of the United States will continue to represent a meaningful portion of total future revenue. We intend to continue to support sales and marketing activities with respect to international licensing of our software and provision of our services.

Overview of 2002 Operations

Our growth and profitability are heavily dependent upon global economic conditions and demand for information technology. Our growth has traditionally been fueled by the telecommunications and financial services industries. Both industries have sustained dramatic slowdowns over the past several quarters. Information technology spending remains depressed and may continue to lag for the foreseeable future.

In response to the challenging business environment, we are evolving our strategic direction in a way that we believe will improve our business performance. Our strategic objectives include focusing resources on geographic and industry targets believed to have the highest potential for revenue, developing a new voice platform and applications designed to increase the speed and ease of deployment and reduce the total cost of ownership of speech systems, developing and strengthening a hybrid (direct and indirect) selling model, and developing advanced speech technologies that deliver customer value and maintain our leadership position in the speech industry.

Some specific operating changes have already been accomplished, such as, the restructuring actions taken in the first and third quarters of 2002, and the release of our software platform in early 2003. Other operating activities, including new products and changes to selling and delivery channels, will continue to evolve over the next fiscal year. We are making these strategic shifts because we believe that they will enhance our business performance, however, some of the actions we are taking, such as the introduction of new products, present inherent risks. For instance, we have recently introduced a new software platform and plan to introduce certain new applications. We believe that these new products will make speech systems faster and easier to deploy, and will create value for our customers. The success of these products depends upon certain market factors such as information technology spending generally, market acceptance of packaged software applications and industry adoption of VoiceXML standards.

In addition, we are responding to customers’ requests to work more directly with them and provide them greater access to Nuance’s speech expertise across all levels of their speech solutions. We believe that increasing our direct relationships with end users and delivering more complete solutions will allow us to reap greater value from these sales transactions. However, this new sales and delivery model may also present increased costs and risks such as increased liability for complete solution delivery, costs and risks of subcontractors, and delays in recognition of revenue due to solution project timelines. In addition, while we are actively working to maintain productive reseller relationships, certain reseller relationships may be adversely affected by Nuance’s direct sales activities, which may have an unfavorable impact on revenue from certain resellers.

Reseller partners have been and will continue to be instrumental in delivering speech engines, applications and services to our end customers. We are actively working to maintain strong relationships with our existing key resellers as well as to develop new reseller relationships. We will continue to focus efforts on fostering a strong reseller channel, particularly to leverage complementary capabilities in order to speed and ease deployment of speech solutions. We may encounter difficulties or delays in finding reseller partners having such complementary capabilities and/or establishing reseller partner relationships with such entities.

In addition, competition exists in the speech technology market. We believe that our business and technology has the ability to compete effectively, however, the market is relatively new and susceptible to change. Our competitors may be able to develop superior technologies or may combine with each other to leverage complimentary technologies or relationships. Current and potential competitors have may be able to invest greater resources in competitive efforts and/or may establish relationships among themselves or with third parties to increase their technological and/or selling and marketing abilities.

Acquisitions

In August 2002, we purchased a set of two patents for $375,000. The patents are being amortized over the estimated useful life of five years. Total amortization of these patents for 2002 is $25,000.

During 2001, we entered into an agreement with a third-party that gives us non-exclusive intellectual property rights to text to speech software code. We paid $7.0 million for this purchased technology which had been capitalized in the accompanying Consolidated Balance Sheets as the technology has alternative use and was amortized over its estimated useful life of five years. We amortized $1.2 million to research and development in 2001. The company performed an impairment analysis for the year ended December 31, 2001. The asset was impaired and was written down by $4.4 million to its estimated fair value based on estimated discounted future cash flows. For the year ended 2002, we amortized $0.3 million. The agreement includes a royalty clause whereby we pay 5% of all net revenue attributable to sublicenses of this technology to a third party for a term of eight years.

On November 10, 2000, we acquired all the outstanding shares of SpeechFront Inc. (“SpeechFront”) for approximately $7.1 million, including acquisition costs of approximately $0.1 million. The consideration included approximately 16,590 shares of our common stock valued at $1.7 million and cash of approximately $5.3 million. The purchase agreement also contained additional payments, contingent upon the continued employment of the founders of SpeechFront. At the time of acquisition, we expensed $1.5 million of purchased in-process research and development. Other purchased intangible assets, including goodwill and workforce of approximately $5.5 million were being amortized a straight-line basis over their estimated useful lives of thirty-six and eighteen months, respectively. We recorded amortization expense of $1.9 million and $0.3 million for the year ending December 31, 2001 and 2000, respectively. For the year ending December 31, 2001, we evaluated the carrying value of the assets related to the SpeechFront acquisition and recorded an asset impairment of $3.2 million (see Note 12 to the consolidated financial statements).

Restructuring and Asset Impairment

Fiscal Year 2001

In April 2001, our Board of Directors approved a restructuring plan that was intended to align our expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, we recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements during the quarter ended June 30, 2001. The Company decreased the asset impairment charge by $0.5 million in the quarter ended December 31, 2001.

In connection with the restructuring plan, we decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges”, and Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The lease loss would be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). We recorded $1.5 million in costs for the year ended December 31, 2001 associated with severance and related benefits. We reduced headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations.

Fiscal Year 2002

In January 2002, following Board of Directors approval, we implemented a restructuring plan to reduce our workforce by approximately 8%, or 33 employees. The restructuring was primarily to realign the sales and professional services organizations. We recorded a restructuring charge of $1.3 million for the three months ended March 31, 2002, consisting primarily of payroll and related expenses associated with reducing headcount. This amount was paid out as of December 31, 2002.

In August 2002, with Board of Directors approval, we implemented a restructuring plan to reduce our worldwide workforce by approximately 21%, or 81 employees, to realign our expense structure with near term market opportunities. In connection with the reduction of workforce, we recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of December 31, 2002, approximately $1.9 million of this amount was paid out, with the remainder to be paid by the first quarter of 2003. The plan included the consolidation of facilities through the closing of excess international offices which resulted in a charge of $1.6 million. In addition, we recorded an increase in our previously reported real estate restructuring accrual related to the new leased facility we do not occupy and which has not been subleased as a result of continued declines in local sub-lease rates in San Mateo County, California. This additional charge of $31.8 million resulted from the analysis of the time period of which the San Mateo property will remain vacant, sub-lease terms and sub-lease rates, reflecting continued softening of the local real estate market.

The restructuring charges and year end balances for the years ended December 31, 2002 and 2001 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)

Accrual balance at December 31, 2001	29,043	100	—	29,143
Total charges for the year ending December 31, 2002	31,829	—	—	31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	—	(9,442)

Balance at December 31, 2002	51,530	—	—	51,530

Current restructuring accrual	9,298	—	—	9,298

Long-term restructuring accrual	$42,232	$—	$—	$42,232

Q1 2002 Plan
Total charges for the year ending December 31, 2002	$—	$1,319	$—	$1,319
Amount utilized in the year ending December 31, 2002		(1,319)	—	(1,319)

Balance at December 31, 2002	—	—	—	—

Current restructuring accrual	—	—	—	—

Long-term restructuring accrual	$—	$—	$—	$—

Q3 2002 Plan
Total charges for the year ending December 31, 2002	$1,560	$2,567	$—	$4,127
Amount utilized in the year ending December 31, 2002	(1,046)	(1,926)	—	(2,972)

Balance at December 31, 2002	514	641	—	1,155

Current restructuring accrual	514	641	—	1,155

Long-term restructuring accrual	$—	$—	$—	$—

Total restructuring accrual: Current	$9,812	$641	$—	$10,453

Total restructuring accrual: Long-term	$42,232	$—	$—	$42,232

We expect the total cash outlay for the restructuring plans is expected to be $71.4 million, of which $18.7 million was paid through December 31, 2002 and $52.7 million remains accrued at December 31, 2002. We expect $9.8 million of the lease loss to be paid out over the next twelve months and the remaining $42.2 million to be paid out over the remaining life of the lease of approximately 10 years. We expect the remaining $0.7 million of employee severance and related benefits accrual to be paid out by March 31, 2003.

Cost of Revenue and Operating Expenses

Cost of license revenue consists primarily of fees payable on third-party software products and documentation, media costs and inventory write-downs. Cost of service revenue consists of amounts paid to subcontractors and compensation and related overhead costs for employees engaged in consulting and training. Cost of maintenance revenue consists of compensation and related overhead costs for employees engaged in technical support, software updates and enhancements.

Our operating expenses are classified into eight general categories: sales and marketing, research and development, general and administrative, in-process research and development, amortization of goodwill and workforce, non-cash compensation, restructuring charges and asset impairments. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category, some expenditures, such as compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, facilities costs and third-party professional services fees, occur in several of these categories.

We allocate the total costs for information services and facilities to each functional area that uses information services and facilities based on headcount. These allocated costs include rent and other facility-related costs for our offices, communication charges and depreciation expense for property and equipment, computer hardware and software maintenance.

We had 314 full-time employees as of December 31, 2002. In April 2001, our Board of Directors approved a restructuring plan to align our expenses with revised anticipated demand and create a more efficient organization. As a result, we reduced our workforce by 85 employees. Additionally, in conjunction with the January 2002 and August 2002 restructuring plans approved by our Board of Directors, we reduced our workforce by another 33 and 81 employees, respectively, primarily to realign the sales organization, to align our cost structure with changing market conditions and to create a more efficient organization. We will continue to evaluate our resource and skills requirements and adjust our staffing appropriately. We may, in the future be required to increase our workforce to respond to changes or growth in our business, and as a result may need to expand our operational and human resources, as well as information systems and controls, to support any such growth. Such expansion may place significant demands on our management and operational resources.

From our inception through December 31, 2002, we have incurred approximately $380.4 million of operating expenses, including $99.5 million of restructuring charges and asset impairments associated with our historical restructuring actions. Approximately $79.4 million of research and development expenditures were used to develop our current and future software products. Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established, which usually occurs close to the completion of the software. Once established, these costs would be capitalized. Amounts that could have been capitalized were insignificant and, therefore, no software development costs have been capitalized to date.

As a result of these and other operating expenditures, we have incurred net operating losses in each year since inception.

We anticipate that our operating expenses and costs of service will remain fairly consistent with the fourth quarter of 2002 run rates for the foreseeable future. Although we believe we have taken steps to improve the alignment of our expenses with expected revenues, we expect to incur operating losses for at least the next twelve to eighteen months.

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

Results of Operations

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Year ended December 31,
	2002	2001	2000
Revenue:
License	61%	53%	72%
Service	18	28	18
Maintenance	21	19	10

Total revenue	100	100	100
Cost of revenue:
License	1	1	—
Service	17	30	17
Maintenance	8	10	4

Total cost of revenue	26	41	21
Gross profit	74	59	79
Operating expense:
Sales and marketing	89	100	66
Research and development	32	48	39
General and administrative	32	34	19
Acquired in-process research and development	—	—	3
Amortization of SpeechFront Goodwill and workforce	—	5	1
Non-cash compensation expense	2	13	9
Restructuring charges	83	87	—
Asset impairments	2	71	—

Total operating expenses	240	358	137
Loss from operations	(166)	(299)	(58)
Interest and other income, net	6	19	13
Loss before provision for income taxes	(160)	(280)	(45)
Provision for income taxes	2	1	1

Net loss	(162)%	(281)%	(46)%

Comparison of the Years Ended December 31, 2002, 2001 and 2000.

Revenue

Total revenues were $44.1 million, $39.3 million and $51.8 million in 2002, 2001 and 2000, respectively, representing an increase of 12% from 2001 to 2002 and a decrease of 24% from 2000 to 2001.

License revenues were $26.8 million, $20.8 million and $37.6 million in 2002, 2001 and 2000, respectively, representing an increase of 29% from 2001 to 2002 and a decrease of 45% from 2000 to 2001. License revenues of approximately $1.8 million and $2.4 million, in 2001 and 2002 respectively, were derived from deferred revenue from prepayments made by two OEM partners, which prepayments are recognized based upon passage of time. License revenue represented 61%, 53% and 72% of total revenue for 2002, 2001 and 2000, respectively. The increase in license revenue in absolute dollars from 2001 to 2002 was primarily due to the 43% growth in the Unites States and Canada enterprise marketplace and adding a range of new telecommunications companies, financial institutions, insurance carriers and others to our customer base. The decline in license revenue in absolute dollars from 2000 to 2001 was due to an uncertain economic environment that caused customers to defer purchases or make smaller purchases than originally forecast for 2001.

Service revenues were $8.2 million, $10.9 million and $9.3 million in 2002, 2001 and 2000, respectively, representing a decrease of 25% from 2001 to 2002 and an increase of 16% from 2000 to 2001. Service revenue represented 18%, 28% and 18% of total revenue for 2002, 2001 and 2000, respectively. The decrease of service revenue in absolute dollars from 2001 to 2002 was due to the decline in demand for these services and the associated reduction of professional service personnel to bring capacity in line with the reduced demand. The increase in service revenue in absolute dollars from 2000 to 2001 was due primarily to the recognition of previously deferred service revenue as well as growth in professional services headcount, which enabled completion of more professional service projects.

Maintenance revenues were $9.1 million, $7.7 million and $4.9 million in 2002, 2001 and 2000, respectively, representing an increase of 19% from 2001 to 2002 and an increase of 55% from 2000 to 2001. Maintenance revenue represented 21%, 19% and 10% of total revenue for 2002, 2001 and 2000, respectively. The increase of maintenance revenue in absolute dollars from 2001 to 2002 was due to the relative increase in license revenue and the associated contract renewal installed base. The increase in maintenance revenue in absolute dollars from 2000 to 2001 was due primarily to the increased maintenance renewals. Specifically, support revenue is comprised primarily of the first year support on new licenses purchased in 2001 and renewals on our license base from the beginning of time, not just from the 2000 license total. The license renewal base includes the $37,552 from 2000, plus additional $22,045 from 1998 and 1999 for a total license base of $59,597.

Historically, reseller partners have contributed approximately 75% to total annual revenues. We anticipate a meaningful percentage contribution from reseller partners in the coming year.

Cost of Revenue

Cost of license revenue consists primarily of excess inventory write-downs, and fees payable on third party software products and documentation, media costs. Cost of license revenues was $445,000, $275,000 and $53,000 for 2002, 2001 and 2000, respectively. During 2001, we purchased $550,000 of third-party software to complement our core platform product line. For the year ended December 31, 2001, we evaluated the third party software and wrote-off $275,000 of excess inventory caused by lower-than-expected demand in 2001. For the year ended December 31, 2002, we continued to assess the remaining carrying value of the inventory in relation to recovery of future revenues and wrote off the remaining $275,000. We anticipate that cost of license revenue will slightly decrease in absolute dollars, but will vary as a percentage of total revenue from period to period.

Cost of service revenue consists of amounts paid to subcontractors and of compensation and related overhead costs for employees engaged in customer consulting. Cost of service revenues were $7.7 million, $12.0 million and $8.6 million in 2002, 2001 and 2000, respectively, representing a decrease of 36% from 2001 to 2002 and an increase of 39% from 2000 to 2001. Cost of service revenue as a percentage of service revenue was 93%, 110% and 92% for 2002, 2001 and 2000 respectively. The decrease from 2001 to 2002, as well as the increase in services gross margin percentage, was primarily due to a decrease in payroll and related costs of $4.7 million and a decrease in infrastructure headcount-related costs of $1.0 million resulting from the reduction of 10 professional services personnel during the January 2002 and August 2002 reductions-in-force. Further reductions to service costs were attributed to the realignment of certain professional services employees to support the sales and marketing organizations. These decreases were offset by an increase in consulting costs of $1.4 million resulting from the use of subcontractors in order to meet the demand of certain customers. The increase in cost of service revenues from 2000 to 2001, as well as the decrease in the service gross margin percentages, was primarily due to hiring additional 20 personnel in the professional services in the beginning of 2001. In general, we anticipate that cost of service revenue will increase in absolute dollars due to the increasing professional service revenue, as well as the increasing third party subcontractor costs, but will vary as a percentage of total revenue from period to period. We may, however, be required to expand our service operations in the future as we continue to evolve with our strategic direction and as a result, such expansion would likely substantially increase expenses associated with professional services and training groups.

Cost of maintenance revenue consists of compensation and related overhead costs for employees engaged in customer technical support and training. Cost of maintenance revenues were $3.4 million, $4.0 million and $2.1 million in 2002, 2001 and 2000, respectively, representing a decrease of 16% from 2001 to 2002 and an increase of 92% from 2000 to 2001. Cost of maintenance revenue as a percentage of maintenance revenue was 37%, 52% and 42% for 2002, 2001 and 2000 respectively. The decrease of cost of maintenance revenue from 2001 to 2002, as well as the increase in maintenance gross margin percentage, was primarily due to the decrease in payroll and related costs of $0.3 million and the decrease in infrastructure headcount-related costs of $0.2 million relating to the reduction of 6 employees during the January 2002 and August 2002 reductions-in-force. Cost of maintenance revenue increased from 2000 to 2001 due to increased headcount required to support and train the new and existing customer base. In general, we anticipate the cost of maintenance revenue run rates to remain relatively constant in absolute dollars but vary as a percentage of total revenue from period to period. However, this will depend upon our revenue growth, among other factors. We may, however, be required to expand our customer service operations in the future as we provide more 1st level technical support directly to end user customers for our new platform and application products and as a result, such expansion would likely increase expenses associated with customer service and maintenance groups.

Operating Expenses

We have reduced costs and expenses to better align resources with revenue opportunities anticipated in the current information technology market. In January 2002 and August 2002, we announced the restructuring plan to reduce our workforce by approximately 8% and 21%, respectively. We have also reduced variable costs across the Company as a result of discretionary spending controls.

Sales and Marketing:    Sales and marketing expenses consist of compensation and related costs for sales and marketing employees and promotional expenditures, including public relations, advertising, trade shows and marketing materials. Sales and marketing expenses were $39.2 million, $39.1 million and $34.1 million in 2002, 2001 and 2000, respectively, representing no increase from 2001 to 2002 and 15% from 2000 to 2001. Sales and marketing expense remained relatively constant from 2001 to 2002. While there was a reduction of 70 sales and marketing personnel resulting from the January 2002 and August 2002 reductions-in-force, the payroll related cost savings were not fully realized until fourth quarter in 2002 due to the staggered timing of the international and domestic sales personnel restructuring. There was also a $0.6 million increase in incentive-based compensation due to the rise in 2002 total license service revenues. However, we expect to realize the full benefit of the reductions-in-force actions taken in 2002 in the coming fiscal year. Trade show expenses also increased by $0.7 million as a result of our annual V-world conference. These increases were offset by the decrease in spending of travel and related expenses of $0.8 million and the infrastructure headcount-related costs of $0.9 million.

The increase in sales and marketing expenses from 2000 to 2001 was attributable to the addition of sales and marketing personnel, which added approximately $5.1 million in payroll and related expenses, and increases in travel and related expenses of approximately $1.1 million. From 2000 to 2001, although headcount for sales and marketing personnel decreased from year-end to year-end as a result of the restructuring plan, payroll and related expenses increased due to the acceleration of our hiring personnel in the beginning of the year 2001. These increases were partially offset by a decrease in commission expense of $1.7 million, resulting from the relative decrease in total license service revenue. As a percentage of total revenue, sales and marketing expenses were 89%, 100% and 66% in 2002, 2001 and 2000, respectively. We anticipate that sales and marketing expenses will decrease in absolute dollars and will vary as a percentage of total revenue from period to period. We may, however, be required to expand our sales and marketing operations in the future as we develop a direct sales effort in North America and provide sales support for partners world wide, as well as information systems and controls, to support any such growth. Such expansion would likely increase expenses associated with sales and marketing.

Research and Development:    Research and development expenses consist of compensation and related costs for research and development employees and contractors. Research and development expenses were $14.2 million,

$18.8 million and $20.2 million in 2002, 2001 and 2000, respectively, representing a decrease of 25% from 2001 to 2002 and a decrease of 7% from 2000 to 2001. The decrease in research and development expenses from 2001 to 2002 was primarily due to the reduction of 14 research and development personnel from the August 2002 and January 2002 reductions-in-force, which resulted in a decrease in payroll and related costs of $1.9 million. Other factors that contributed to the decrease were the decrease in amortization costs for purchased technology of $1.0 million following the December 31, 2001 write-down of the impaired intangible asset and the decrease in infrastructure headcount-related costs of $0.8 million. The decrease in research and development expenses from 2000 to 2001 was attributable to the reduction of research and development personnel, which resulted in approximately $0.6 million reduction in payroll-related and travel expenses. Additionally, the use of external consultants was reduced by approximately $0.9 million. As a percentage of total revenue, research and development expenses were 32%, 48% and 39% in 2002, 2001 and 2000, respectively. We anticipate that research and development expenses will remain relatively constant in absolute dollars and will vary as a percentage of total revenue from period to period. We may, however, be required to expand our research and development operations in the future as we develop and deliver the new platform and application products in 2003. As a result we may need to expand our headcount, as well as information systems and controls, to support such growth. Such expansion would likely increase expenses associated with research and development.

General and Administrative:    General and administrative expenses consist of compensation and related costs for administrative employees, legal services, accounting services and other general corporate expenses. General and administrative expenses were $14.0 million, $13.5 million and $10.0 million in 2002, 2001 and 2000, respectively, representing an increase of 4% from 2001 to 2002 and an increase of 35% from 2000 to 2001. The increase from 2001 to 2002 is primarily the result of the increase in insurance costs. Additionally, there was also an increase in payroll related costs. While there was a reduction of 14 general and administrative personnel resulting from the January 2002 and August 2002 reductions-in-force, the cost savings benefit on payroll-related expenses was not fully realized in 2002 as majority of the general and administrative personnel reductions occurred late in August 2002. However, we expect to realize the full benefit of the reduction-in-force in the next fiscal year. The increase in general and administrative expenses from 2000 to 2001 was largely due to the addition of administrative employees, which added approximately $1.3 million in payroll related expenses and increased legal and professional fees of approximately $1.2 million. The additional expenses enhanced our administrative infrastructure to strengthen controls and accommodate overall headcount expansion in the United States and other regions. Although the number of headcount for general and administrative functions decreased during the year as a result of the restructuring plan, payroll and related expenses increased due to the acceleration of our hiring personnel in the beginning of the year. As a percentage of total revenue, general and administrative expenses were 32%, 34% and 19% in 2002, 2001 and 2000, respectively. We anticipate that general and administrative expenses will decrease in absolute dollars and will vary as a percentage of total revenue from period to period. We may, however, be required to expand our general and administrative operations and corporate costs for insurance and professional services in the future as we enhance existing programs to meet legal and regulatory compliance. As a result we may need to expand our operational and human resources, as well as information systems and controls, to support such growth. Such expansion would likely increase expenses associated with general and administrative functions.

Acquired In-Process Research and Development:    In connection with the acquisition of SpeechFront, Inc. (“SpeechFront”) on November 10, 2000, we allocated approximately $1.5 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. At December 31, 2001, we reviewed the current value of the recorded assets relating to the SpeechFront acquisition based on existing business conditions and determined that the voice instant messaging system technologies under development during the year 2001 were not aligned with our revised strategy and will not be utilized. As a result, we impaired the intangible assets and recorded a charge of $3.2 million (see Note 12 to the consolidated financial statements).

Amortization of Goodwill and Workforce:    There was no goodwill recorded in the financial statements as of December 31, 2002, as no goodwill was acquired during the year and all previously acquired goodwill was written off in the year ended December 31, 2001. The amortization of goodwill and workforce relating to SpeechFront were $0, $1.9 million and $0.3 million for 2002, 2001 and 2000, respectively.

Asset Impairments:    The total asset impairment recorded in 2001 is $28.0 million, which includes impairments of goodwill and work force related to the SpeechFront of $3.2 million charge, the intangibles related to the purchased technology of $4.4 million charge and the asset impairment charge of $20.4 million on tenant improvements. (See Note 12).

Non-Cash Compensation:    In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This balance is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options in a manner consistent with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” We recorded amortization of deferred stock compensation of $0.5 million, $2.0 million and $4.3 million for 2002, 2001 and 2000, respectively, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58. For the year ending December 31, 2002, we reversed approximately $0.4 million and $1.0 million, respectively of deferred stock compensation and additional paid-in-capital, which represented unamortized deferred stock compensation relating to employees terminated under the restructuring plans for 2002 and 2001.

In connection with our SpeechFront acquisition, we recorded deferred stock compensation of $4.1 million. This amount was part of the purchase agreement and was payable to the founders in common stock, equivalent to approximately 38,710 shares at acquisition date, and contingent upon their continued employment. Of that amount, $1.7 million of stock, equivalent to approximately 16,590 shares at acquisition date, related to retention of the founders of SpeechFront and was released from escrow on the eighteen-month anniversary of the acquisition date, which was May 2002. The remaining $2.4 million of stock, equivalent to approximately 22,120 shares at acquisition date, also related to retention of the founders and was released from escrow on the twelve-month anniversary of the acquisition date, which was November 2001. These amounts were amortized over 18 months and 12 months, respectively. By May 2002, the SpeechFront founders had been issued all 38,710 shares of common stock. Amortization expense related to these deferred compensation amounts were $0.4 million, $3.1 million and $0.6 million for 2002, 2001 and 2000, respectively.

In December 2000, we issued a warrant to a customer to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant was exercisable at the option of the holder, in whole or part, at any time between January 2001 and August 2002. In January 2001, we valued the warrant at $0.5 million, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. The warrant was fully amortized as of March 31, 2002. We amortized $0.2 million and $0.3 million for 2002 and 2001, respectively, related to this warrant. We performed services of $39,000 for this customer during 2002, and as a result, $18,000 was recorded as a reduction in warrant expense in the quarter ended March 31, 2002 and $21,000 was recorded as service revenue in the quarter ended June 30, 2002. We performed services of $72,000 for this customer for 2001 and as a result, $72,000 of amortization of the warrant was recorded as a reduction in warrant expense for the year ended December 31, 2001. The warrant expired unexercised in August 2002.

In July 2001, an employee was terminated effective September 2001. The employee vested his stock options following termination which resulted in a pre-tax non-cash compensation charge of $0.2 million in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”.

We plan to amortize $0.2 million of non-cash compensation expense in 2003.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash and cash equivalents, short-term and long-term investments. Interest and other income, net, was $2.7 million, $8.0 million and $6.7 million for 2002, 2001 and 2000 respectively. It decreased 67% from 2001 to 2002 and increased 19% from 2000 to 2001. The decrease from 2001 to 2002 was mainly caused by the reduction of interest income, resulting from lower cash balances and decreased interest rates. The increases from 2000 to 2001 was due to the higher interest income earned on higher average cash balances, primarily the result of cash proceeds raised in our initial public offering in April 2000 and our follow-on offering in October 2000.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through December 31, 2002 and therefore have not recorded a provision for domestic federal income taxes for any period through December 31, 2002. However, for the year ended December 31, 2002, we recorded an income tax expense, primarily relating to foreign taxes, of $0.8 million, $0.6 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, we recorded $2.9 million of state and foreign taxes, in which $1.9 million resulted from tax assessments and associated penalties from the France Tax Authorities related to tax years ended 1999 and 2000. In January 2003, we began an appeals process to lower the assessed tax liability and associated penalties. These foreign tax charges are offset by a benefit of $2.1 million due to the recognition of research and development tax credits from our Canadian operations.

A valuation allowance of $105.9 million is required for the total gross deferred tax asset for the period ended December 31, 2002 based upon our limited operating history, our lack of profitability to date, and the uncertainty of future profitability at that time. Management believes it is more likely than not that we will realize a deferred tax benefit of $0.5 million from deferred tax assets.

Our income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of our valuation allowance relates to the equity benefit of our net operating losses. We had approximately $0.6 million, $10.5 million and $14.6 million of taxable dispositions of employee stock options for the years ended December 31, 2002, 2001 and 2000, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders’ equity.

Quarterly Results of Operations

The following tables set forth a summary of our unaudited quarterly operating results for each of the eight quarters in the period ended December 31, 2002. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this document and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited consolidated financial statements and associated notes. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter ended
	31-Dec-02	30-Sep-02	30-Jun-02	31-Mar-02	31-Dec-01	30-Sep-01	30-Jun-01	31-Mar-01
Consolidated Statement of Operations Data
Revenue:
License	$7,550	$5,741	$7,631	$5,861	$5,002	$5,065	$5,030	$5,662
Service	2,950	2,404	1,601	1,236	2,106	2,023	3,266	3,466
Maintenance	2,639	2,358	2,138	1,976	1,948	2,093	1,749	1,890

Total Revenue	13,139	10,503	11,370	9,073	9,056	9,181	10,045	11,018

Cost of Revenue:
License	39	111	209	86	275	—	—	—
Service	2,203	2,044	1,391	2,018	2,415	2,534	3,222	3,799
Maintenance	755	869	882	885	916	968	1,037	1,101

Total Cost of Revenue	2,997	3,024	2,482	2,989	3,606	3,502	4,259	4,900

Gross Profit	10,142	7,479	8,888	6,084	5,450	5,679	5,786	6,118

Operating Expenses:
Sales and Marketing	7,191	10,879	12,192	8,970	8,009	8,834	10,413	11,869
Research and Development	3,111	3,910	3,463	3,685	4,091	4,360	5,088	5,240
General and Administrative	3,604	3,299	4,142	3,001	3,231	3,089	3,657	3,510
Amortization of goodwill and workforce	—	—	—	—	478	478	477	478
Non-cash compensation expenses	125	33	318	452	673	1,751	1,390	1,507
Restructuring charges	228	34,841	—	1,319	(473)	—	34,604	—
Asset Impairments	—	887	—	—	7,636	—	20,424	—

Total Operating Expenses	14,259	53,849	20,115	17,427	23,645	18,512	76,053	22,604

Loss from Operations	(4,117)	(46,370)	(11,227)	(11,343)	(18,195)	(12,833)	(70,267)	(16,486)
Interest and Other Income, net	458	694	654	867	952	1,675	2,317	3,046

Loss before Income taxes	(3,659)	(45,676)	(10,573)	(10,476)	(17,243)	(11,158)	(67,950)	(13,440)
Provision for Income taxes	1,407	191	(903)	105	(29)	218	187	198

Net Loss	$(5,066)	$(45,867)	$(9,670)	$(10,581)	$(17,214)	$(11,376)	$(68,137)	$(13,638)

Our revenue and operating results are difficult to forecast and will fluctuate, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful. As a result, they should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

Our financial position remained cash strong at December 31, 2002, with cash and cash equivalents of $43.8 million and investments totaling approximately $83.7 million.

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

Our operating activities used cash of $46.2 million, $29.6 million and $20.7 million during 2002, 2001 and 2000, respectively. The negative operating cash flow in 2002 resulted principally from our net losses, partially offset by an increase in the restructuring accrual. The negative operating cash flow in 2001 resulted principally from our net losses, partially offset by a decrease in accounts receivable and an increase in the restructuring accrual and the asset impairments. The negative operating cash flow in 2000 resulted principally from our net losses and increases in accounts receivable, prepaid expenses and other assets. These factors were partially offset by increases in accrued liabilities, deferred revenue and non-cash compensation and other expenses.

Our investing activities used cash of $45.3 million, $64.3 million and $9.5 million during 2002, 2001 and 2000, respectively. The use of cash for investing activities in 2002 relates primarily to purchases of investments, offset by the maturities of certain portion of investment. Our use of cash for investing activities in 2001 relates primarily to the purchases of investments, property and equipment and purchased technology offset by maturities of investments. The use of cash for investing activities in 2000 relates primarily to restricted cash as security for letters of credit on new facility leases, purchases of property and equipment and our acquisition of SpeechFront, offset by maturities of certain portion of the investments.

Our financing activities generated cash of $2.6 million, $7.6 million and $231.2 million during 2002, 2001 and 2000, respectively. Net cash provided by financing activities in 2002 and 2001 related primarily to the proceeds from the sale of common stock through the employee stock purchase plan and through the exercise of stock options. In 2002, the proceeds from the sale of common stock through the employee stock purchase plan and through the exercise of stock options are $2.0 million and $0.5 million, respectively. In 2001, the proceeds from the sale of common stock through the employee stock purchase plan and through the exercise of stock options are $4.0 million and $4.1 million, respectively. Net cash provided by financing activities in 2000 related primarily to the cash proceeds from the sale of common stock of $223.3 million through our initial public offer in April, 2000 and the follow-on offering in October 2000 and offset by the payment of debt of $2.3 million.

The following table summarizes our obligations and commercial commitments to make future payments under contracts as of December 31, 2002 (in thousands):

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter
Operating leases	$88,227	$9,674	$9,073	$8,287	$8,577	$8,842	$43,774
Capital leases	70	42	28	—	—	—	—

Total Contractual Obligations	$88,297	$9,716	$9,101	$8,287	$8,577	$8,842	$43,774

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$12,393	$—	$—	$—	$12,393

Our capital requirements depend on numerous factors. We may continue to report significant quarterly operating losses resulting in future negative operating cash flows. We do not plan to spend more than $2 million on capital expenditures in the next 12 months. We believe that our cash and cash equivalents, our short-term and long-term investments will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

The restricted cash secures our letters of credit of approximately $12.4 million invested with a bank, as required by our landlords to meet rent deposits requirements for our leases on facilities.

Related Parties

Fidelity Investments, one of our stockholders, is one of our customers. Revenues generated from this customer were approximately $0.5 million, $0.2 million and $0.6 million for the years ending December 31, 2002, 2001 and 2000, respectively.

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

Reclassifications and Disclosures

The Company has revised certain financial information presented in the accompanying Consolidated Financial Statements and related notes as of December 31, 2001 and for the two-year period then ended to conform to the fiscal year 2002 presentation. These revisions consist of reclassifications and additional disclosures as follows:

Training revenue totaling $0.9 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively, has been reclassed from maintenance revenue to service revenue.

Assets totaling $205,000 were reclassed from other assets to intangible assets as of December 31, 2001. The related amortization expense of $250,000 recognized in 2001 was reclassed from non-cash compensation expense to sales and marketing expense.

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, beginning January 1, 2002 and comparative financial statements for prior periods have been reclassified to comply with the guidance. The effect of this reclassification was an increase in maintenance and other revenue and an increase in cost of service expense of $75,000 and $201,000 for the years ended December 31, 2001 and 2000, respectively

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) beginning January 1, 2002. As described in Note 8, the 2001 and 2000 financial statements have been revised to include the transitional disclosures required by SFAS 142. These disclosures provide a reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts.

Additionally, the Company has provided disaggregated disclosures relating to the components comprising restructuring and asset impairments, in notes 11 and 12, respectively, the components comprising cost of service revenue and cost of maintenance revenue in the consolidated statements of operations and the quarterly results of operations. Also, the Company has provided disaggregated disclosures relating to the components comprising deferred tax asset and income tax provision in note 16.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Such estimates include uncollectible accounts receivable, restructuring accrual for leases, taxes and contingencies. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Those policies are as follows:

•	revenue recognition;

•	restructuring and impairment charges;

•	valuation allowance for doubtful accounts;

•	income taxes;

•	valuation of long-lived assets.

Revenue Recognition

Revenues are generated from licenses, services and maintenance. All revenues generated from our worldwide operations are reviewed at our corporate headquarters, located in the United States. We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. We also recognize some revenue based on SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

Our license revenue consists of license fees for our software products. The license fees for our software products are calculated using two variables, one of which is the estimated maximum number of simultaneous end-user connections or “ports” to an application running on our software and the other of which is the value attributed to the functional use of the software.

We recognize revenue from the sale of software licenses when:

•	persuasive evidence of an arrangement exists;

•	the software and corresponding authorization codes have been delivered;

•	the fee is fixed and determinable;

•	collection of the resulting receivable is probable.

We use a signed contract and purchase order or royalty report as evidence of an arrangement for license orders. Delivery is accomplished through electronic distribution of the authorization codes or “keys”. The software was previously delivered to the customer either electronically or on a CD-ROM. Occasionally the customer will require that we secure their acceptance of the system in addition to the delivery of the keys.

Such acceptance, when required, typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or task completion rates. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. We assess collectibility of the transaction based on a number of factors, including the customer’s past payment history and its current financial position. If we determine that collection of a fee is not probable, we defer recognition of the revenue until the time collection becomes reasonably assured, which is generally upon receipt of the cash payment.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor specific objective evidence of fair value is based on the price generally charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for an undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and vendor specific objective evidence of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from resellers is recognized when product has been sold through to an end user and such sell-through has been reported to the Company. However, certain reseller agreements include time-based provisions by which the company recognizes revenue.

The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement and the nature of those services. In the majority of cases, we either perform no consulting services or we perform standard implementation services that are not essential to the functionality of the software. When we perform consulting services that are essential to the functionality of the software, we recognize both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP 81-1, however judgment is required in determining the percentage of the project that has been completed. Such contracts were insignificant for 2002. The company is also exploring potential markets for complete speech solutions, delivered through combined product and services, which we expect to require contract accounting based upon percentage of completion. This method of accounting is subject to certain judgments by the company regarding amount of revenue allocated to percentage of work completed. Typically, we would recognize revenue based upon the proportional level of effort expended, combined with the value of the technology delivered, to complete certain milestones defined in the customer contract or statement of work.

Service revenue consists of revenue from providing consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred, in accordance with the EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, we generally require a signed contract, Statement of Work and purchase order prior to recognizing any services revenue. Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

Maintenance revenue consists of fees for providing technical support and software upgrades. We generally require a signed contract and purchase order prior to recognizing any maintenance revenue. We recognize all maintenance revenue ratably over the contract term. Customers have the option to purchase or decline maintenance agreements at the time of the license purchase. If maintenance is declined, a reinstatement fee is required to later activate maintenance. Customers have the option to renew or decline maintenance agreements annually during the contract term.

Our standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

We record deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of December 31, 2002 and 2001, deferred revenue was $9.0 million and $10.8 million, respectively. The deferred revenue amount includes unearned license, which will be recognized as revenue when the appropriate criteria have been met, prepaid maintenance and prepaid or unearned professional services that will be recognized as revenue as the services are performed, or in some cases, when an identified time period has expired.

Restructuring and Impairment Charges

Through December 31, 2002, we have accrued for restructuring costs when management approved and committed to a firm plan. Historically the main components of our restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges were accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building would remain vacant (2) sublease terms (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. These reserves were based upon management’s estimate of the time required to sublet the property and the amount of sublet income that might be generated between the date the property was not occupied and expiration of the lease for each of the unoccupied property. These estimates were reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates. As of December 31, 2002, and the date of this filing, we believe our estimates remain materially correct. Asset impairments primarily reflected write-offs of tenant improvements and fixtures associated with abandoned lease space. Statement of Financial Accounting Standards (“SFAS”) No. 146 “ Accounting for Costs Associated with Exit or disposal Activities” requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective in January 2003.

Valuation Allowance for Doubtful Accounts

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

Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing tax credits and with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in our Consolidated Statement of Operations.

Significant management judgment is required in determining our provision for income taxes, income tax credits, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of the utilization of certain net operating loss carry forwards and foreign tax credits before they expire. The valuation allowance is based on estimates of taxable income by the jurisdictions in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could impact our financial position and results of operations.

Valuation of Long-lived Assets

We have assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 “Accounting for the Impairment of Disposal of Long Lived Assets”. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the impairment or Disposal of Long-lived Assets” in 2002. We assess the realizability of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144. We assess the impairment of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, which became effective in 2002. For assets to be held and used, including acquired intangibles, we initiate our review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of and for the year ended December 31, 2002, we have no goodwill balance and no impairment of intangibles was recorded. For the year ended December 31, 2001, we recorded goodwill and work force impairments. (See Note 12 to the consolidated financial statements.)

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must use the purchase method of accounting; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired subsequent to June 30, 2001 will not be subject to amortization. Because we did not initiate any business combinations after June 30, 2001, the adoption of SFAS No. 141 did not have a material impact on our financial position or results of operations. SFAS No. 142 had no effect for the year ended December 31, 2002 as all previous goodwill was written off as of December 31, 2001 and no goodwill was acquired in 2002. For the year ended December 31, 2001, we performed an impairment analysis of identifiable assets and goodwill and we recorded a charge of $7.6 million to impair the SpeechFront goodwill and its related workforce and intangible asset. As of December 31, 2002 and 2001, we have approximately $1.4 million and $1.6 million, respectively, remaining in intangible assets.

In July 2001, the EITF reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. EITF 00-25 generally requires that the consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as an offset of revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The consensus for both EITF No. 00-25 and EITF No. 01-09 needed to be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. We adopted EITF No. 00-25 and EITF No. 01-09 during the year ended December 31, 2002 and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 eliminates goodwill from its scope, therefore it does not require goodwill to be allocated to long-lived assets. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those years. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position, results of operations or cash flows.

In November 2001, the EITF issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic No. D-103 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. We had historically netted reimbursements received for out-of-pocket expenses against the related expenses in its consolidated statements of operations. In January 2002, the EITF issued Topic No. D-103 as EITF Issue No. 01-14. We adopted EITF Issue No. 01-14 beginning January 1, 2002 and comparative financials statements for prior periods have been reclassified to comply with the guidance in Topic D-103. Reimbursed out-of-pocket expenses totaled $87,000, $167,000 and $201,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. Accordingly, this statement may affect the timing of recognizing future restructuring costs as well as the amounts recognized. This statement also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, that are initiated after December 31, 2002 and the adoption is not expected to have an impact on our historical results of operations, financial position or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The liability recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure requirements of FIN 45 are applicable to our restricted cash. As of December 31, 2002 and 2001, our restricted cash was $12.4 million and $12.0 million, respectively. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and is invested in certificates of deposit. We do not expect adoption of the liability recognition provisions to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS No. 148 is not anticipated to have a material effect on our financial position, results of operations, or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The following section describes our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This section contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the risk factors section of this Annual Report on Form 10-K.

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

Interest Rate Risk

As of December 31, 2002, we had cash and cash equivalents, short-term investments and long-term investments of $127.5 million. Any decline in interest rates over time would reduce our interest income from our short-term and long-term investments. Based upon our balance of cash and cash equivalents, short-term investments and long-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.6 million.

The following table summarizes the types and maturities of our investments as of December 31, 2002 (in thousands):

Investment Type	Maturity Less than 1 year	Maturity 1-3 years	Total Fair Value
Government agency bonds	$35,473	$3,113	$38,586
Corporate bonds	38,366	—	38,366
Marketable Securities	6,785	—	6,785

Total	$80,624	$3,113	$83,737

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of Independent Public Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 8.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                     FINANCIAL DISCLOSURE

On April 11, 2002, the Company dismissed its independent accountants, Arthur Andersen LLP (AA), and on April 12, 2002 engaged the services of Deloitte & Touche LLP (Deloitte) as its new independent accountants for its current fiscal year ended December 31, 2002. The Audit Committee of the Company’s Board of Directors (the Board) recommended, and the Board approved, the dismissal of AA and the appointment of Deloitte.

During the two fiscal years ended December 31, 2001 and December 31, 2000, respectively, and the subsequent interim periods through April 11, 2002, there were no disagreements between the Company and AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AA’s satisfaction, would have caused AA to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

The audit reports of AA on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2001 and December 31, 2000 and through April 11, 2002, the Company did not consult with Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Securities Exchange Commission (“Commission”) within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in our proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Index to Financial Statements

Nuance Communications, Inc.:
Independent Auditors’ Report	F-2
Copy of Report of Arthur Anderson LLP, Independent Public Accountants	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II—Valuation and Qualifying Accounts	F-37

(a)(2)  Consolidated Financial Statement Schedules

Schedule II—Schedule of Valuation and Qualifying Accounts Schedule

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(a)(3)  Exhibits

The Exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

See Index to Exhibits after Schedule II. The Exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as part of this document.

(b)  Reports on Form 8-K

On December 13, 2002, the Company filed a report on Form 8-K (File No. 000-30203) relating to the approval by the Board of Directors of a Stock Purchase Rights Plan and amendment to the Company’s bylaws regarding the notice periods for stockholder proposals for stockholder meetings. The Board of Directors of the Company declared a dividend distribution of one Preferred Stock Purchase Right (each a “Right” and collectively the “Rights”) for each outstanding share of Common Stock, $0.001 par value (“Common Stock”), of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ RONALD CROEN
Ronald Croen President and Chief Executive Officer

Date: March 31, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Croen and Karen Blasing, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD CROEN Ronald Croen	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2003

/s/ KAREN BLASING Karen Blasing	Vice President and Chief Financial Officer	March 31, 2003

/s/ CURTIS R. CARLSON Curtis R. Carlson	Director	March 31, 2003

/s/ VINTON CERF Vinton Cerf	Director	March 31, 2003

/s/ IRWIN FEDERMAN Irwin Federman	Director	March 31, 2003

/s/ ALAN HERZIG Alan Herzig	Director	March 31, 2003

/s/ GARY MORGENTHALER Gary Morgenthaler	Director	March 31, 2003

/s/ PHIL QUIGLEY Phil Quigley	Director	March 31, 2003

CERTIFICATION PURSUANT TO SECTION 302(a)

OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald Croen, certify that:

1)	I have reviewed this annual report on Form 10-K of Nuance Communications, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ RONALD CROEN
Ronald Croen President, Chief Executive Officer and Chairman of the Board of Directors

CERTIFICATION PURSUANT TO SECTION 302(a)

OF THE SARBANES-OXLEY ACT OF 2002

I, Karen Blasing, certify that:

1)	I have reviewed this annual report on Form 10-K of Nuance Communications, Inc. ;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer

NUANCE COMMUNICATION INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Nuance Communications, Inc.:
Independent Auditors’ Report	F-2
Copy of Report of Arthur Anderson LLP, Independent Public Accountants	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II—Valuation and Qualifying Accounts	F-37

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Nuance Communications, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Nuance Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the 2002 consolidated financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2002 financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedules as of December 31, 2001, and for each of the years in the two-year period then ended, before the reclassifications and inclusion of the disclosures discussed in Note 2 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated January 21, 2002 (January 24, 2002 and March 1, 2002 as to certain matters).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 consolidated financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described under Reclassifications and Disclosures in Note 2, these financial statements have been revised. We audited the reclassifications and disclosures described in Note 2 that were applied to revise the 2001 and 2000 financial statements. In our opinion, such reclassifications and disclosures are appropriate and have been properly presented. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/     DELOITTE & TOUCHE LLP

San Jose, California

January 24, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. The consolidated balance sheet as of December 31, 2000, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999 and the information in the schedule for 1999 referred to in this report have not been included in the accompanying financial statements or schedule.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Nuance Communications, Inc:

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements, and the schedule referred to below, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California

January 21, 2002

(except with respect to the matters discussed

in Note 17, as to which the dates are January 24,

2002 and March 1, 2002, respectively)

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$43,771	$132,618
Short-term investments	80,624	16,230
Accounts receivable, net of allowance for doubtful accounts of $670 and $1,312, respectively	8,350	6,399
Prepaid expenses and other current assets	5,249	4,920

Total current assets	137,994	160,167
Property and equipment, net	6,330	8,502
Intangible assets, net	1,405	1,598
Restricted cash	12,393	11,983
Long-term investments	3,113	25,747
Other assets	435	234

Total assets	$161,670	$208,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,591	$1,385
Accrued liabilities	7,249	8,219
Current restructuring accrual	10,453	8,974
Accrued vacation	1,847	2,081
Deferred revenue	8,954	10,836
Current portion of capital lease	37	—

Total current liabilities	30,131	31,495
Long-term restructuring accrual	42,232	20,169
Other long-term liabilities	34	1,742

Total liabilities	72,397	53,406

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 34,182,244 and 33,198,051 shares issued and outstanding, respectively	34	33
Additional paid-in capital	328,339	324,371
Deferred stock compensation	(221)	(1,532)
Accumulated other comprehensive income (loss)	17	(335)
Accumulated deficit	(238,896)	(167,712)

Total stockholders’ equity	89,273	154,825

Total liabilities and stockholders’ equity	$161,670	$208,231

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue:
License	$26,783	$20,759	$37,551
Service	8,191	10,861	9,324
Maintenance	9,111	7,680	4,943

Total revenue	44,085	39,300	51,818

Cost of revenue:
License	445	275	53
Service(1)	7,656	11,970	8,608
Maintenance(1)	3,391	4,022	2,091

Total cost of revenue	11,492	16,267	10,752

Gross profit	32,593	23,033	41,066

Operating expenses:
Sales and marketing(1)	39,232	39,125	34,072
Research and development(1)	14,169	18,779	20,160
General and administrative(1)	14,046	13,487	9,978
Acquired in-process research and development	—	—	1,500
Amortization of goodwill and workforce	—	1,911	319
Non-cash compensation expense	928	5,321	4,862
Restructuring charges	36,388	34,131	—
Asset impairments	887	28,060	—

Total operating expenses	105,650	140,814	70,891

Loss from operations	(73,057)	(117,781)	(29,825)
Interest and other income, net	2,673	7,990	6,701

Loss before income taxes	(70,384)	(109,791)	(23,124)
Provision for income taxes	800	574	350

Net loss	$(71,184)	$(110,365)	$(23,474)

Basic and diluted net loss per share	$(2.11)	$(3.40)	$(1.03)

Shares used to compute basic and diluted net loss per share	33,666	32,480	22,717

(1)	Excludes non-cash compensation expense as follows:

	Year Ended December 31,
	2002	2001	2000
Service and maintenance cost of revenue	$58	$192	471
Sales and marketing	264	1,973	1,004
Research and development	423	2,436	1,989
General and administrative	183	720	1,398

	$928	$5,321	$4,862

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance at January 1, 2000	19,725,986	$20	3,240,349	$3	$76,415	$(5,614)	$—	$(33,873)	$36,951	$(18,474)

Fidelity exercise of preferred Series D warrant	200,000	—	—	—	1,000	—	—	—	1,000	—
Conversion of preferred stock to common stock	(19,925,986)	(20)	19,925,986	20	—	—	—	—	—	—
Additional Series E financing costs	—	—	—	—	(161)	—	—	—	(161)	—
Issuance of common stock in Initial Public Offering, net of offering costs of $7,700	—	—	5,175,000	5	80,245	—	—	—	80,250	—
Issuance of common stock in Follow-up offering, net of offering costs of $8,832	—	—	1,256,793	2	143,240	—	—	—	143,242	—
Exercise of common stock options	—	—	2,371,235	2	7,127	—	—	—	7,129	—
Repurchase of common stock	—	—	(9,334)	—	(8)	—	—	—	(8)	—
ESPP common stock issued	—	—	157,965	—	2,127	—	—	—	2,127	—
Restricted stock granted	—	—	1,000	—	—	—	—	—	—	—
Issuance of common stock for services provided	—	—	8,860	—	89	—	—	—	89	—
Cashless exercise of Series B Warrant	—	—	31,021	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(16)	—	(16)	(16)
Deferred stock compensation	—	—	—	—	2,818	(2,818)	—	—	—	—
Deferred stock compensation related to acquisition of SpeechFront	—	—	—	—	4,066	(4,066)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	4,862	—	—	4,862	—
Net loss	—	—	—	—	—	—	—	(23,474)	(23,474)	(23,474)

Balance at December 31, 2000	—	—	32,158,875	32	316,958	(7,636)	(16)	(57,347)	251,991	$(23,490)

Exercise of common stock options	—	—	649,233	1	4,075	—		—	4,076	—
Repurchase of common stock	—	—	(68,947)	—	(365)	—		—	(365)	—
Issuance of Onstar warrant	—	—	—	—	526	—		—	526	—
ESPP common stock issued	—	—	458,890	—	3,960	—		—	3,960	—
Non-cash compensation for change in stock options	—	—	—	—	216	—		—	216	—
Amortization of deferred stock compensation	—	—	—	—	—	5,105		—	5,105	—
Deferred stock compensation adjustment	—	—	—	—	(999)	999		—	—	—
Unrealized loss on investment	—	—	—	—	—	—	(108)	—	(108)	(108)
Foreign currency translation loss	—	—	—	—	—	—	(211)	—	(211)	(211)
Net loss	—	—	—	—	—	—	—	(110,365)	(110,365)	(110,365)

Balance at December 31, 2001	—	—	33,198,051	33	324,371	(1,532)	(335)	(167,712)	154,825	$(110,684)

Exercise of common stock options	—	—	307,330	—	498	—	—	—	498	—
Repurchase of common stock			(3,355)		(11)				(11)
Reversal of issuance of stock repurchased in prior year			10,000		72				72
ESPP common stock issued			614,923	1	2,049				2,050
Amortization of deferred stock compensation	—	—	—	—		928	—	—	928	—
Deferred stock compensation adjustment	—	—	—	—	(383)	383		—	—	—
Issuance of shares for representations and warranties related to SpeechFront			16,588		1,743			—	1,743
Issuance of shares relating to SpeechFront founders retention and product milestones (See note 4)			38,707		—			—	—
Unrealized gain on investment					—		284		284	284
Foreign currency translation gain					—		68		68	68
Net loss	—	—	—	—	—	—	—	(71,184)	(71,184)	(71,184)

Balance at December 31, 2002	—	$—	34,182,244	$34	$328,339	$(221)	$17	$(238,896)	$89,273	$(70,832)

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net Loss	$(71,184)	$(110,365)	$(23,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment	887	28,060	—
Depreciation	4,287	4,409	2,663
Write-off in-process research and development	—	—	1,500
Loss on fixed asset disposals	13	355	—
Amortization of goodwill, workforce and intangible assets	568	3,509	319
Non-cash compensation expense	928	5,321	4,951
Provision for doubtful accounts	(642)	521	1,464
Deferred income taxes	(141)	(238)	(110)
Write-off of excess purchased software	275	275	—
Changes in operating assets and liabilities:
Accounts receivable	(1,309)	12,186	(15,678)
Prepaids and other assets	(565)	298	(2,953)
Restructuring accrual	23,542	29,143	—
Accounts payable	206	(264)	(1,375)
Accrued liabilities and other	(1,211)	(2,869)	5,554
Deferred revenue	(1,882)	91	6,408

Net cash used for operating activities	(46,228)	(29,568)	(20,731)

Cash flows from investing activities:
Purchase of investments	(109,524)	(42,085)	(22,394)
Maturities of investments	68,030	8,728	37,019
Purchase of property and equipment	(3,016)	(24,275)	(7,735)
SpeechFront acquisition, less cash received	—	—	(4,743)
Purchase of technology	—	(7,000)	—
Purchase of patent	(375)	—	—
(Increase) Decrease in restricted cash	(410)	355	(11,628)

Net cash used for investing activities	(45,295)	(64,277)	(9,481)

Cash flows from financing activities:
Repurchase of common stock	(11)	(365)	(8)
Proceeds from issuance of common stock, net	72	—	223,331
Proceeds from exercise of common stock options	498	4,076	7,129
Proceeds from exercise of preferred stock warrant	—	—	1,000
Proceeds from ESPP	2,049	3,960	2,127
Repayment of borrowings	—	(44)	(2,377)

Net cash provided by financing activities	2,608	7,627	231,202

Effect of exchange rate fluctuations	68	(211)	(16)

Net increase (decrease) in cash and cash equivalents	(88,847)	(86,429)	200,974
Cash and cash equivalents, beginning of period	132,618	219,047	18,073

Cash and cash equivalents, end of period	$43,771	$132,618	$219,047

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$40	$17	$113
Income taxes	$800	$574	$400
Supplementary disclosures of non-cash transactions:
Warrant issued to GM OnStar	$—	$526	$—
Unrealized gain (loss) on available-for-sale securities	$284	$(108)	$—
Issuance of escrow shares	$1,743	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND OPERATIONS

Nuance Communications, Inc. (the “Company”) was incorporated on July 15, 1994 in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware to develop, market and support software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. Our software platform consists of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of resellers, original equipment manufacturers, system integrators and directly to the end users.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to: allowance for doubtful accounts, restructuring accrual, taxes, contingencies and percentage of completion of certain revenue contracts. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: ability to obtain future financing; volatility of and rapid change in the speech software industry; potential competition from larger, more established companies in the form of newer and better products; dependence on key employees for technology and support; failure to adopt or develop products based on new industry standards; changes in the overall demand by customers and consumers for products offered by the Company; changes in certain strategic relationships or customer relationships; the loss of significant customers; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; the Company’s ability to attract and retain employees necessary to support its anticipated growth; liability with respect to its software and related claims if software does not function as intended; a lengthy sales cycle which could result in it not being able to obtain sales orders; the Company’s inability to protect its proprietary intellectual property rights or to avoid claims from other companies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less, when purchased, to be cash equivalents. Cash and cash equivalents consist of money market accounts, certificates of deposit and deposits with banks. Cash and cash equivalents are recorded at cost which approximates fair value.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with maturities of less than one year are considered to be short-term. All investments are held in the Company’s name at major financial institutions. At December 31, 2002, all of the Company’s investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains or losses included in “Accumulated other comprehensive income (loss),” in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	2-3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Restricted Cash

The restricted cash represents investments in certificates of deposit. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities.

Goodwill and Intangible Assets

Goodwill and intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the respective assets, generally 18 months to five years. The Company adopted SFAS No. 142, “Goodwill and Intangible Assets” beginning on January 1, 2002. As of that date, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, whenever there is an impairment indicator; other intangible assets are valued and amortized over their estimated lives. Goodwill acquired subsequent to June 30, 2001 is not subject to amortization. At December 31, 2001, all of the Company’s goodwill had been impaired or written off.

Impairment of long-lived assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flow. If the total of the future undiscounted net cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. (See  Note 12).

Revenue Recognition

Revenues are generated from licenses, services and maintenance. All revenues generated from the Company’s worldwide operations are approved at our corporate headquarters, located in the United States. The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. The Company also recognizes some revenue based on SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

The Company’s license revenue consists of license fees for the Company’s software products. The license fees for the Company’s software products are calculated using two variables, one of which is the estimated maximum number of simultaneous end-user connections to an application running on the Company’s software and the other of which is the value attributed to the functional use of the software.

The Company recognizes revenue from the sale of software licenses when

•	persuasive evidence of an arrangement exists

•	the software and corresponding authorization codes have been delivered

•	the fee is fixed and determinable

•	collection of the resulting receivable is probable

The Company uses a signed contract and purchase order as evidence of an arrangement for license orders. Delivery is accomplished through electronic distribution of the authorization codes or “keys”. The software was previously delivered to the customer either electronically or on a CD-ROM. Occasionally the customer will require that the Company secure its acceptance of the system in addition to the delivery of the keys.

This acceptance typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or task completion rates. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. The company assesses collectibility of the transaction based on a number of factors, including the customer’s past payment history and its current financial position. If the Company determines that collection of a fee is not probable, the Company defers recognition of the revenue until the time collection becomes reasonably assured, which is generally upon receipt of the cash payment.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor specific objective evidence of fair value is based on the price generally charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for an undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and vendor specific objective evidence of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from resellers and Original Equipment Manufacturers is recognized when product has been sold through to an end user and such sell-through has been reported to the Company. Certain Original Equipment Manufacturers’ agreements include time-based provisions by which the Company recognizes revenue.

The timing of license revenue recognition is affected by whether the Company performs consulting services in the arrangement and the nature of those services. In the majority of cases, the Company either performs no consulting services or performs standard implementation services that are not essential to the functionality of the

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software. When the Company performs consulting services that are essential to the functionality of the software, the Company recognizes both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP 81-1, however judgment is required in determining the percentage of the project that has been completed. Such contracts were insignificant for 2002. The Company is also pursuing potential markets for complete speech solutions, delivered through combined product and services, which the Company expect to require contract accounting based upon percentage of completion.

Service revenue consists of revenue from providing consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred, in accordance with the FASB EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, the Company generally require a signed contract, Statement of Work and purchase order prior to recognizing any services revenue. The Company’s consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, the Company recognizes revenue using the percentage of completion method. For time-and-materials contracts, the Company recognizes revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

Maintenance revenue consists of fees for providing technical support and software upgrades. The Company requires a signed contract and purchase order prior to recognizing any maintenance revenue. The Company recognizes all maintenance revenue ratably over the contract term. Most customers have the option to renew or decline maintenance agreements annually during the contract term.

The Company’s standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of the Company’s accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

The Company records deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of December 31, 2002 and 2001, deferred revenue was $9.0 million and $10.8 million, respectively.

Deferred Revenue

The deferred revenue amount includes unearned license, which will be recognized as revenue when the appropriate criteria have been met, prepaid maintenance and prepaid or unearned professional services that will be recognized as revenue as the services are performed or contract expiration periods lapse.

Commissions

The Company records deferred commission costs primarily as a result of sales commissions due or paid to employees relating to contracts that have been signed for which revenue has not yet been recognized. The Company will recognize the commission expense in the future in the period in which the related revenue is recognized under the contracts. The Company has recorded $0 and $0.2 million of deferred commission costs in prepaid and other current assets as of December 31, 2002 and 2001, respectively.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs

Under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. Once established, these costs would be capitalized. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technologies. Amounts that could have been capitalized under SFAS No. 86 were insignificant and, therefore, no costs have been capitalized to date.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is deemed to be the local country’s currency. Consequently, assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Interest and other income, net” in the accompanying consolidated statements of operations.

Comprehensive loss

In 2001, the Company adopted SFAS 130, “Reporting Comprehensive Income” which requires that an enterprise reports, by major components and in a single total, the change in its net assets from non-owner sources, which for the Company, is foreign currency translation and changes in unrealized gains and losses on investments. The Company had no items of comprehensive loss prior to January 1, 2000. As of December 31, 2002 and 2001, the accumulative foreign currency translation losses are $159,000 and $227,000, net of taxes $93,000 and $122,000, respectively. As of December 31, 2002 and 2001, the accumulative unrealized gains (losses) on investments are $176,000 and $(108,000), net of taxes $95,000 and $(58,000), respectively. As of December 31, 2002 and 2001, the total accumulative other comprehensive income (loss) are $17,000 and $(335,000).

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held with financial institutions and consist of cash in bank accounts. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for estimated potential bad debt losses.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under APB 25, stock-based compensation is based on the difference, if

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized using the graded vesting method and expensed over the vesting period of the respective options.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands):

	Year Ended December 31
	2002	2001	2000
Net loss, as reported	$(71,184)	$(110,365)	$(23,474)
Add: Stock-based employee compensation expense included in net income	541	2,007	4,281
Less: Total stock-based employee compensation expense under fair value method for all awards,	(54,361)	(16,542)	(42,307)

Pro forma net loss	$(125,004)	$(124,900)	$(61,500)

Basic and diluted net loss per share—as reported	$(2.11)	$(3.40)	$(1.03)
Basic and diluted net loss per share—pro forma	$(3.71)	$(3.85)	$(2.71)

Net Loss Per Share

Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share on a historical basis is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period, excluding the weighted average common shares subject to repurchase. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options, warrants and exchangeable shares held in escrow are anti-dilutive. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. The total number of shares excluded from diluted net loss per share was 7,371,000 shares, 8,181,000 shares and 6,645,000 shares for fiscal years 2002, 2001 and 2000, respectively.

Reclassifications and Disclosures

The Company has revised certain financial information presented in the accompanying Consolidated Financial Statements and related notes as of December 31, 2001 and for the two-year period then ended to conform to the fiscal year 2002 presentation. These revisions consist of reclassifications and additional disclosures as follows:

Training revenue totaling $0.9 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively, has been reclassed from maintenance revenue to service revenue.

Assets totaling $205,000 were reclassed from other assets to intangible assets as of December 31, 2001. The related amortization expense of $250,000 recognized in 2001 was reclassed from non-cash compensation expense to sales and marketing expense.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, beginning January 1, 2002 and comparative financial statements for prior periods have been reclassified to comply with the guidance. The effect of this reclassification was an increase in maintenance and other revenue and an increase in cost of service expense of $75,000 and $201,000 for the years ended December 31, 2001 and 2000, respectively

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) beginning January 1, 2002. As described in Note 8, the 2001 and 2000 financial statements have been revised to include the transitional disclosures required by SFAS 142. These disclosures provide a reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts.

Additionally, the Company has provided disaggregated disclosures relating to the components comprising restructuring and asset impairments, in notes 11 and 12, respectively, the components comprising cost of service revenue and cost of maintenance revenue in the consolidated statements of operations and the quarterly results of operations. Also, the Company has provided disaggregated disclosures relating to the components comprising deferred tax asset and income tax provision in note 16.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must use the purchase method of accounting; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired subsequent to June 30, 2001 will not be subject to amortization. Because the Company did not initiate any business combinations after June 30, 2001, the adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations. SFAS No. 142 had no effect for the year ended December 31, 2002 as all previously acquired goodwill was impaired or written off as of December 31, 2001 and no goodwill was acquired in 2002. For the year ended December 31, 2001, the Company performed an impairment analysis of identifiable assets and goodwill and the Company recorded a charge of $7.6 million to impair the SpeechFront goodwill and its related workforce and intangible asset. As of December 31, 2002 and 2001, the Company has approximately $1.4 and $1.6 million, respectively remaining in intangible assets.

In July 2001, the EITF reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. EITF 00-25 generally requires that the consideration, including equity instruments, given to a customer be classified in a vendor’s financial

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements not as an expense, but as an offset of revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” EITF 01-09 clarifies and modifies certain items discussed in EITF No. 00-25. The consensus for both EITF No. 00-25 and EITF No. 01-09 needed to be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company adopted EITF No. 00-25 and EITF No. 01-09 during the year ended December 31, 2002 and the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 eliminates goodwill from its scope, therefore it does not require goodwill to be allocated to long-lived assets. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity (rather than a segment of a business). The Statement became effective for fiscal years beginning after December 15, 2001 and interim periods within those years. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2001, the EITF issued Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic No. D-103 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. The Company had historically netted reimbursements received for out-of-pocket expenses against the related expenses in its consolidated statements of operations. In January 2002, the EITF issued Topic No. D-103 as EITF Issue No. 01-14. The Company adopted EITF Issue No. 01-14 beginning January 1, 2002 and comparative financials statements for prior periods have been reclassified to comply with the guidance in Topic D-103. Reimbursed out-of-pocket expenses totaled $87,000, $167,000 and $201,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. Accordingly, this statement may affect the timing of recognizing future restructuring costs as well as the amounts recognized. This statement also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, that are initiated after December 31, 2002 and the adoption is not expected to have an impact on the historical results of operations, financial position or liquidity of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The liability recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure requirements of FIN 45 are applicable to our restricted cash. As of December 31, 2002 and 2001, our restricted cash was $12.4 million and $12.0 million, respectively. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and is invested in certificates of deposit. We do not expect adoption of the liability recognition provisions to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions. The Company continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS No. 148 is not anticipated to have an effect on the Company’s financial position, results of operations, or cash flows.

4.    ACQUISITIONS

In August 2002, the Company purchased a set of two patents for $375,000. The patents are being amortized over the estimated useful life of five years. The amortization for 2002 is $25,000.

During 2001, the Company entered into an agreement with a third-party that gives us non-exclusive intellectual property rights to text to speech software code. The Company paid $7.0 million for this purchased technology which had been capitalized in the accompanying Consolidated Balance Sheets as the technology has alternative use and was amortized over its estimated useful life of five years. The Company amortized $1.2 million to research and development in 2001. The Company also performed an impairment analysis for the year ended December 31, 2001. The asset was impaired and was written down by $4.4 million to its estimated fair value based on estimated discounted future cash flows. For the year ended December 31, 2002, the Company amortized $0.3 million. The agreement includes a royalty clause whereby the Company pays 5% of all net revenue attributable to sublicenses of this technology to a third party. The term of the royalty payments is eight years.

On November 10, 2000, the Company acquired all the outstanding shares of SpeechFront Inc. (“SpeechFront”) for approximately $7.1 million, including acquisition costs of approximately $0.1 million. The consideration included approximately 16,590 shares of the Company common stock valued at $1.7 million and cash of approximately $5.3 million. The purchase agreement also contained additional payments, contingent upon the continued employment of the founders of SpeechFront. At the time of acquisition, the Company expensed $1.5 million of purchased in-process research and development. Other purchased intangible assets, including goodwill and workforce of approximately $5.5 million were being amortized on a straight-line basis over their estimated useful lives of thirty-six and eighteen months, respectively. We recorded amortization expenses of $1.9 million and $0.3 million for the years ending December 31, 2001 and 2000, respectively. For the year ending December 31, 2001, the Company evaluated the carrying value of the assets related to the SpeechFront acquisition and recorded an asset impairment of $3.2 million (See Note 12 to the consolidated financial statements).

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    CONCENTRATIONS

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of our customers’ financial conditions.

For the years ended December 31, 2002 and 2001, certain customers accounted for 10% of the accounts receivable balance as follows:

	December 31,
	2002	2001
Customer A	*	10%
Customer B	*	10%

For the years ended December 31, 2002, 2001 and 2000, one customer individually accounted for 10% or more than 10% of total revenue as follows:

	Year Ended December 31,
	2002	2001	2000
Customer A	10%	18%	22%

*	Represents less than 10% for the indicated period.

In 2002, 2001 and 2000, the Company’s revenue attributable to indirect sales through resellers was 74%, 75% and 72%, respectively. One reseller accounted for 10%, 18% and 22% of total revenue in 2002, 2001 and 2000 respectively.

6.    BALANCE SHEET DETAIL

Purchased Software

In 2001, the Company purchased $0.6 million of third-party software to complement its core platform. The software was recorded under Prepaid expenses and other current assets at the lower of cost or market. At December 31, 2001, the Company evaluated the third party software and charged the excess to cost of goods sold of $0.3 million, which was caused by lower-than-expected demand. For the year ended December 31, 2002, the Company assessed the remaining carrying value of the software in relation to recovery of future revenues and wrote off the remaining balance of $0.3 million.

Property and Equipment

	December 31,
	2002	2001
	(in thousands)
Computer equipment and software	$15,704	$13,838
Furniture and fixtures	1,315	1,659
Leasehold improvements	1,394	1,471

Total property and equipment	18,413	16,968
Less: Accumulated depreciation and amortization	(12,083)	(8,466)

Total	$6,330	$8,502

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

	December 31,
	2002	2001
	(in thousands)
Accrued payroll and related benefits	$1,831	$4,544
Income tax payable	2,950	948
Other accrued liabilities	2,468	2,727

Total	$7,249	$8,219

7.    INVESTMENTS

The Company classifies investment securities based on management’s intention on the date of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheet.

The components of the Company’s marketable securities were as follows (in thousands):

	As of December 31, 2002
Investment Type	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes and bonds	$38,479	113	—	$38,586
Corporate bonds	38,324	64	(21)	38,366
Marketable securities	6,777	3	(1)	6,785

Total	$83,580	180	(22)	$83,737

Short-term investments				$80,624
Long-term investments				3,113

Total				$83,737

	As of December 31, 2001
Investment Type	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$5,175	—	—	$5,175
U.S. Government agency bonds	24,468	—	(81)	24,387
Corporate bonds	9,545	4	(31)	9,518
Commercial papers	2,897	—	—	2,897

Total	$42,085	4	(112)	$41,977

Reported as:
Short-term investments				$16,230
Long-term investments				25,747

Total				$41,977

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investments will mature as follows (in thousands):

	As of December 31, 2002
Investment Type	Maturity Less than 1 year	Maturity 1-3 years	Total Fair Value
Government agency bonds	$35,473	$3,113	$38,586
Corporate bonds	38,366	—	38,366
Marketable Securities	6,785	—	6,785

Total	$80,624	$3,113	$83,737

	As of December 31, 2001
Investment Type	Maturity Less than 1 year	Maturity 1-3 years	Total Fair Value
U.S. Treasury notes	$5,175	$—	$5,175
Government agency bonds	2,001	22,386	24,387
Corporate bonds	6,157	3,361	9,518
Commercial paper	2,897	—	2,897

Total	$16,230	$25,747	$41,977

8.    INTANGIBLE ASSETS

Information regarding the Company’s intangible assets follows (in thousands):

	As of December 31, 2002
	Gross Amount	Accumulated Amortization	Net	Amortization period
Patents Purchase	$375	$(25)	$350	5 years
Purchased Technology	2,618	(1,563)	1,055	5 years
Warrant—GM Onstar	526	(526)	—	1 year

Total	$3,519	$(2,114)	$1,405

	As of December 31, 2001
	Gross Amount	Accumulated Amortization	Net	Amortization period
Purchased Technology	$2,618	$(1,225)	$1,393	5 years
Warrant—GM Onstar	526	(321)	205	1 year

Total	$3,144	$(1,546)	$1,598

Purchased technology and patents purchased are amortized as “Research and Development” expense. The Company amortized $0.4 million, $1.2 million and $0 relating to the purchased technology and patents in 2002, 2001 and 2000, respectively.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total estimated amortization of the patent and purchased technology for each of the five fiscal years and thereafter subsequent to December 31, 2002 is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2003	$416
2004	416
2005	416
2006	107
2007	50

Total	$1,405

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect starting for the year ended 2000 (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(71,184)	$(110,365)	$(23,474)
Add back SFAS 142 adjustment:
Goodwill amortization	—	1,779	297
Acquired workforce amortization	—	133	22

Net loss, as adjusted	$(71,184)	$(108,453)	$(23,155)

Net loss per share, basic and diluted, as reported	$(2.11)	$(3.40)	$(1.03)
Add back amortization of:
Goodwill	—	0.06	0.01
Acquired workforce	—	—	—

Net loss per shared, basic and diluted, as adjusted	$(2.11)	$(3.34)	$(1.02)

9.    GUARANTEE

As of December 31, 2002, our financial guarantee consists of standby letters of credit outstanding and it includes the restricted cash requirement collateralizing our lease obligation. The maximum amount of potential future payment under the arrangement was $11 million. We have not recorded the liability at December 31, 2002 related to this guarantee.

We do not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to our extensive product quality program and processes and because our customer service inventories utilized to correct product failures are carried at zero cost.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders	$(71,184)	$(110,365)	$(23,474)

Calculation of loss per share—basic and diluted:
Weighted average shares of common stock outstanding— basic and diluted	33,734	32,738	23,249
Less: Weighted average shares of common stock subject to repurchase—basic and diluted	(68)	(258)	(532)

Weighted average shares used in computing net loss per share—basic and diluted	33,666	32,480	22,717

Basic and diluted net loss per share	$(2.11)	$(3.40)	$(1.03)

The total number of shares excluded from diluted net loss per share was 7,371,000 shares, 8,181,000 shares and 6,645,000 shares for fiscal years 2002, 2001 and 2000, respectively.

11.    RESTRUCTURING

Fiscal Year 2001

In April 2001, the Company’s Board of Directors approved a restructuring plan that was intended to align the Company’s expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, the Company recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements during the quarter ended June 30, 2001. The Company decreased the asset impairment charge by $0.5 million in the quarter ended December 31, 2001.

In connection with the restructuring plan, the Company decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The lease loss was increased in August 2002 as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). The Company recorded $1.5 million in costs for the year ended December 31, 2001 associated with severance and related benefits. The Company reduced headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2002

In January 2002, with Board of Directors approval, the Company implemented a restructuring plan to reduce the Company’s workforce by approximately 8%, or 33 employees. The restructuring was primarily to realign the sales and professional services organizations. The Company recorded a restructuring charge of $1.3 million for the three months ended March 31, 2002, consisting primarily of payroll and related expenses associated with reducing headcount. This amount was paid out as of December 31, 2002.

In August 2002, with Board of Directors approval, the Company implemented a restructuring plan to reduce the Company’s worldwide workforce by approximately 21%, or 81 employees, to realign the Company’s expense structure with near term market opportunities. In connection with the reduction of workforce, the Company recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of December 31, 2002, approximately $ 1.9 million of this amount was paid out, with the remainder to be paid by the first quarter of 2003. The plan also included the consolidation of facilities through the closing of excess international offices that resulted in a charge of $1.6 million. In addition, the Company recorded an increase in the Company’s previously reported real estate restructuring accrual related to the new leased facility the Company does not occupy and which has not been subleased as a result of continued declines in local sub-lease rates in San Mateo County, California. This additional charge of $ 31.8 million resulted from the analysis of the time period of which the San Mateo property will remain vacant, sub-lease terms and sub-lease rates, reflecting continued softening of the local real estate market.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring charges and year end balances for the years ended December 31, 2002 and 2001 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)

Accrual balance at December 31, 2001	$29,043	$100	$—	$29,143

Total charges for the year ending December 31, 2002	$31,829	$—	$—	31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	—	(9,442)

Balance at December 31, 2002	51,530	—	—	51,530

Current restructuring accrual	9,298	—	—	9,298

Long-term restructuring accrual	$42,232	$—	$—	$42,232

Q1 2002 Plan
Total charges for the year ending December 31, 2002	$—	$1,319	$—	$1,319
Amount utilized in the year ending December 31, 2002		(1,319)	—	(1,319)

Balance at December 31, 2002	—	—	—	—

Current restructuring accrual	—	—	—	—

Long-term restructuring accrual	$—	$—	$—	$—

Q3 2002 Plan
Total charges for the year ending December 31, 2002	$1,560	$2,567	$—	4,127
Amount utilized in the year ending December 31, 2002	(1,046)	(1,926)	—	(2,972)

Balance at December 31, 2002	514	641	—	1,155

Current restructuring accrual	514	641		1,155

Long-term restructuring accrual	$—	$—	$—	$—

Total restructuring accrual: Current	$9,812	$641	$—	$10,453

Total restructuring accrual: Long-term	$42,232	$—	$—	$42,232

The Company expects the total cash outlay for the restructuring plans to be $71.4 million, of which $18.7 million was paid through December 31, 2002 and $52.7 million remains accrued at December 31, 2002. The Company expects $9.8 million of the lease loss to be paid out over the next twelve months and the remaining $42.2 million to be paid out over the remaining life of the lease of approximately 10 years. The Company expects the remaining $0.7 million of employee severance and related benefits accrual to be paid out by March 31, 2003.

12.    ASSET IMPAIRMENTS

For the year ended December 31, 2002, there was no asset impairment recorded. For the year ended December 31, 2001, in connection with the restructuring plan, the Company decided not to occupy its new headquarters facility and recorded an asset impairment charge of $20.4 million on related tenant improvements. (See Note 11.)

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, the Company recorded $7.0 million related to the purchased text to speech technology. In the fourth quarter ended December 31, 2001, the Company evaluated the value of these intangible assets based on an analysis which considered existing business conditions and economic declines including the overall declines in industry growth rates that have negatively impacted expected future revenue. Based on consideration of these factors, the Company performed an impairment evaluation and it indicated that the asset was impaired, accordingly, such asset was written down by $4.4 million to estimated fair value based on estimated discounted future cash flows.

In connection with the Company’s SpeechFront acquisition in November 2000, the Company allocated purchase price to goodwill and workforce of $5.5 million at the time of acquisition. The Company recorded amortization expense of $1.9 million and $0.3 million in the years ending December 31, 2001 and 2000, respectively. In 2001, the Company reviewed the existing business conditions and determined that the voice instant messaging system technologies under development during 2001 were not aligned to the Company’s revised strategy and would not be utilized. As a result, the Company decided to cease its development of instant messaging system technologies and impaired the remaining asset balance as of December 31, 2001, which has resulted in a charge of $3.2 million.

13.    COMMITMENTS AND CONTINGENCIES

Lease commitments

Operating leases

The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. Future minimum lease payments under these agreements (excluding sublease income), including the Company’s unoccupied facilities lease, as of December 31, 2002, are as follows (in thousands):

Operating Leases For the year ended December 31
Fiscal Year	2002
2003	9,674
2004	9,073
2005	8,287
2006	8,577
2007	8,842
Thereafter	43,774

Total minimum lease payments	$88,227

In May 2000, the Company entered into a lease for its new headquarters facility. The lease has an eleven-year term, which began in August 2001, and provides for monthly rent payments starting at approximately $0.6 million. A $12.4 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the restructuring plan (see Note 11), the Company decided not to occupy this leased facility and has recorded a lease loss of $66.0 million related to future lease commitments, net of expected sublease income. The future minimum lease payment table referenced above does not include estimated sublease income.

Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $2.7 million, $2.8 million and $1.9 million, respectively.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital leases

In June 2002, the Company’s Canadian subsidiary entered into a lease for certain equipment for approximately $138,000 which is accounted for as a capital lease. This lease bears interest at a rate of 11.2%, and expires in August 2004. Future minimum lease payments under the agreement, as of December 31, 2002, are as follows (in thousands):

Fiscal Year	Capital Lease
2003	$42
2004	28

Total minimum lease payments	$70
Amount representing interest (11.2%)	(6)

Present value of minimum lease payments	$64
Current portion of long-term capital lease	(37)

Long-term portion	$27

In November 2000, in connection with the SpeechFront acquisition (See Note 4), the Company assumed certain capital leases of approximately $45,500. These leases bore interest at rates ranging from 17% to 22% and were paid off in February 2001.

Royalties

During 2001, the Company entered into an agreement with a third-party that gives us non-exclusive intellectual property rights to text to speech software code. The Company paid $7.0 million for this purchased technology (See Note 8) which has been capitalized. The agreement includes a royalty clause whereby the Company will pay 5% of all net revenue attributable to sublicenses of this technology to a third party. The term of the royalty payments is 8 years.

Legal

In March 2001, the first of a number of stockholder complaints was filed in the United States District Court for the Northern District of California against Nuance and certain of its officers. Those lawsuits have been consolidated and an amended complaint has been filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs are seeking unspecified damages. Recently, in response to our motion to dismiss, certain of the plaintiffs’ claims were dismissed with prejudice. However, plaintiffs’ were permitted to file a further amended complaint with respect to several remaining claims. We moved to dismiss such amended complaint and our motion is pending before the Court. We believe that these allegations are without merit and we are defending the litigation vigorously. An unfavorable resolution of this litigation could have a material adverse effect on our business, results of operations, and financial condition.

In June and July 2001, putative shareholder derivative actions were filed in California state court alleging breaches of fiduciary duty and insider trading by various of our directors and officers. While we are named as a nominal defendant, the lawsuits do not appear to seek any recovery against us. Proceedings in these actions have been stayed.

In August 2001, the first of a number of complaints was filed in federal district court for the Southern District of New York on behalf of a purported class of persons who purchased Nuance stock between April 12,

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 and December 6, 2000. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaints bring claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits concerning more than 300 other companies’ initial public offerings have been filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to claims against Nuance. No trail date has been set. We believe that the allegations against us are without merit and intend to defend the litigation vigorously.

We are subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

14.    STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

As of December 31, 2002, the Company had no convertible preferred stock outstanding. All outstanding shares of convertible preferred stock were converted to the equivalent number of shares of the Company’s common stock upon the consummation of the Company’s initial public offering in April 2000.

Series B Convertible Preferred Stock Warrant

In April 1996, the Company entered into a series of equipment leases with an aggregate credit limit of $0.8 million. In connection with these leases, the Company issued a warrant to purchase 31,256 shares of Series B convertible preferred stock for $0.96 per share. The warrant was exercised in October 2000 using the net exercise method, resulting in the issuance of 31,021 shares of common stock.

Series D Convertible Preferred Stock Warrant

On May 26, 1998, in connection with a revenue transaction with a stockholder of Series D convertible preferred stock, the Company issued a warrant to purchase 200,000 shares of Series D convertible preferred stock for $5.00 per share. The warrant was exercised in February 2000 for 200,000 shares of the Company’s common stock. In accordance with EITF No.96-18 “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services”, the Company estimated the fair value of the warrant to be approximately $0.2 million. The fair value was determined by utilizing a Black-Scholes option pricing model at each of the measurement dates. Measurement dates were determined to be the date that the warrants vested which was upon payment of the purchase order by the customer. The following assumptions were used in the Black-Scholes option pricing model: risk-free interest rate of 5.5%; expected dividend yields of zero; expected volatility factor of the market price of the common stock of 50%; and an expected life of the warrant of 1.25 years from the vesting date. The fair value of the warrant of $0.2 million was amortized as the Company recognized revenue under the related arrangement. The Company amortized $0.1 million against license revenue in both 1999 and 1998.

Stock Purchase Rights

In December, 2002 the Board of Directors approved a Stock Purchase Rights Plan which declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock, $0.001 par value, of the Company. The distribution is paid as of January 3, 2003, to stockholders of record on

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series A Preferred Stock, $0.001 par value, at a price of $22.00 per share.

Warrant—GM Onstar

On December 4, 2000, the Company issued to GM OnStar, a customer, a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, the Company valued the warrant at $0.5 million, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. The Company amortized $0.2 million and $0.3 million related to this warrant in 2002 and 2001, respectively. As of December 31, 2002, the warrant is fully amortized and expired unexercised in August 2002.

Common Stock

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

2000 Stock Plan

In February 2000, the Board of Directors and stockholders approved the 2000 Stock Plan. The 2000 Stock Plan, which became effective as of the Company’s IPO on April 12, 2000, assumed the remaining shares reserved under the 1998 Stock Plan. Accordingly, no future grants will be made under the 1998 Stock Plan. Under the 2000 Stock Plan, the Board of Directors may grant options to purchase the Company’s common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The 2000 Stock plan will terminate automatically in January 2010, unless terminated earlier by the Company’s Board of Directors. Options issued under the 2000 Stock Plan have a term of ten years from the date of grant and generally vest 25% after one year, then ratably on a monthly basis over the remaining three years. The number of shares reserved under the 2000 Stock Plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 4,000,000 shares, (b) 6% of the Company’s shares outstanding on the last day of the preceding fiscal year, or (c) a lesser amount determined by the Board of Directors. The plan is increased by 1,991,883 shares and 1,689,776 shares in 2002 and 2001, respectively.

1998 Stock Option Plans

In August 1998, the Board of Directors approved the 1998 Stock Plan, which terminated upon the Company’s initial public offering on April 13, 2000. As a result of the termination, the shares remaining available for grant under the 1998 Stock Plan were transferred to the Company’s 2000 Stock Plan. Options issued under the 1998 Stock Plan have a term of ten years from the date of grant and generally vest 25% after one year, then ratably on a monthly basis over the remaining three years. Due to the termination of the 1998 Stock Plan, options issued to employees that expire or become unexercisable will not be available for future distribution under the 2000 Stock Plans.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Exchange Program

On March 1, 2002, the Company filed a tender offer document with the SEC for an employee Stock Exchange Program. This was a voluntary stock option exchange program for all qualified employees. The exchange program was not available to executive officers, directors, consultants or former employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options that had an exercise price of $15.00 or greater under the 1998 Stock Plan and 2000 Stock Plan held by them in exchange for new options to be granted under the 2000 Stock Plan at a future date at the then current fair market value. The new options were to be granted no earlier than the first business day that is six months and one day after the cancellation date of the exchanged options. The exercise price per share of the new options was to be 100% of the fair market value on the date of grant, as determined by the closing price of our common stock reported by NASDAQ National Market for the last market trading day prior to the date of grant. These elections were made by March 29, 2002 and were required to include all options granted during the prior six-month period, following the guidance from FIN 44-196. In April 1, 2002, stock options in the amount of 1,492,389 were cancelled relating to this program. On October 4, 2002, employees who participated in the stock option exchange program were granted new options under the 2000 Stock Plan with an exercise price of $1.65. There were 967,012 stock options for common stock granted relating to this program. All the stock option grants were vested at 1/8 of the shares subject to the option at the date of grant and 1/48th of the shares subject to the option shall vest each month thereafter.

Employee Stock Purchase Plan

In February 2000, the Board of Directors and stockholders approved the 2000 Employee Stock Purchase Plan, or “the Purchase Plan”. The Company reserved a total of 1,000,000 shares of common stock for issuance under this plan, which became effective as of the Company’s initial public offering on April 13, 2000. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning November 1 and May 1 of each year. Eligible employees can contribute up to 15% of their compensation each pay period for the purchase of common stock, not to exceed 2,000 shares per six-month period. On the last business day of each purchase period, shares of common stock are purchased with the employee’s payroll deductions accumulated during the six months, at a purchase price per share of 85% of the market price of the common stock on the employee’s entry date into the applicable offering period or the last day of the applicable offering period, whichever is lower.

The number of shares reserved under the Purchase Plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 1,500,000 shares, (b) 2% of the Company’s shares outstanding on the last day of the preceding fiscal year, or (c) any lesser amount determined by the Board of Directors. The plan increased by 663,961 shares and 643,177 shares for 2002 and 2001, respectively.

In 2002, 2001 and 2000, approximately 615,000 shares, 459,000 shares and 158,000 shares were issued under this plan, respectively, representing employee contributions of approximately $2.0 million, $4.0 million and $2.1 million, respectively. As of December 31, 2002, approximately 1,075,360 shares were available for issuance under the Purchase Plan.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity under the Stock Option Plans is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of shares	Weighted Average Exercise Price
January 1, 2000	4,193	5,729	$4.88
Options granted (weighted average fair value of $44.95 per share)	(3,493)	3,493	53.84
Options exercised	—	(2,371)	3.04
Options cancelled	206	(206)	12.06
Options terminated	(74)	—	—

December 31, 2000 (959,000 shares exercisable at weighted average exercise price of $5.69 per share)	832	6,645	31.01
Authorized	2,430	—	—
Options granted (weighted average fair value of $27.71 per share)	(3,355)	3,355	18.00
Options exercised	—	(649)	6.35
Options cancelled	1,170	(1,170)	41.78
Options terminated	(618)	—	—

December 31, 2001 (2,330,000 shares exercisable at weighted average exercise price of $ 24.32 per share)	459	8,181	26.07
Authorized	2,842	—	—
Options granted (weighted average fair value of $2.42 per share)	(3,180)	3,180	2.99
Options exercised	—	(307)	1.62
Options cancelled	3,683	(3,683)	41.47
Options terminated	(906)	—	—

December 31, 2002 (2,895,000 shares exercisable at weighted average exercise price of $12.80 per share)	2,898	7,371	$9.35

As of December 31, 2002, the Company had reserved 11,343,068 shares of its common stock for future issuance.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock options outstanding and exercisable as of December 31, 2002 (in thousand, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares (in thousands)	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 – 0.99	26	3.1	$0.19	26	$0.19
0.99 – 1.99	1,270	9.2	1.63	259	1.54
1.99 – 2.99	1,101	9.5	2.86	55	2.50
2.99 – 3.99	96	9.6	3.73	—	—
3.99 – 5.50	382	8.9	4.78	56	4.5
5.50 – 6.99	286	7.7	6.62	134	6.73
6.99 – 7.99	117	7.6	7.50	47	7.25
7.99 – 14.99	3,178	7.7	10.13	1,696	9.70
14.99 – 69.99	797	7.0	18.86	530	18.46
69.99 – 175.00	118	3.5	97.48	92	95.55

	7,371	8.2	$9.35	2,895	$12.80

In July 2001, an employee was terminated effective September 2001. The employee was allowed to continue to vest in his stock options which resulted in a pre tax non-cash compensation charge of $0.2 million in accordance with the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

Deferred Stock Compensation

As discussed in Note 2, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and fair value of the Company’s common stock on the date of grant. In connection with the grant of stock options prior to our initial public offering, the Company recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders’ equity and will be amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. The Company recorded amortization of deferred stock compensation of $0.5 million, $2.0 million and $4.3 million in the years ending December 31, 2002, 2001 and 2000, respectively, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58. For the years ending December 31, 2002 and 2001, the Company reversed approximately $0.4 million and $1.0 million of deferred stock compensation and additional paid-in-capital, which represented the unamortized amortization of deferred stock compensation relating to employees terminated under restructuring plans.

In connection with the SpeechFront acquisition, the Company recorded deferred compensation of $4.1 million (See Note 4). Approximately $0.4 million, $3.1 million and $0.6 million were amortized in the years ending December 31, 2002, 2001 and 2000, respectively, related to these deferred compensation amounts. As of December 31, 2002, SpeechFront related deferred compensation is fully amortized.

The Company expects to amortize $0.2 million of non-cash compensation in 2003.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123 Fair Value Disclosures

Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The Company’s calculations were made using the Black-Scholes option pricing model, which requires subjective assumptions, including expected time to exercise, which greatly affects the calculated values and the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The following assumptions were used in the estimated grant date fair value calculation for the Company stock option awards:

	Stock Options			Employee Stock Purchase Plan
	Year ended December 31,			Year ended December 31,
	2002	2001	2000	2002	2001
Risk-free interest rate	2.2%	5.0%	5.9%	1.2%	2.0%
Expected dividend yield	—	—	—	—	—
Expected life of option (in years)	4.65	3.0	3.0	0.5	0.5
Volatility	122%	141%	133%	122%	79%

Under the above Black-Scholes option valuation model assumptions,

•	the weighted average fair value of stock options granted during 2002, 2001 and 2000 was $2.42, $27.71 and $44.95, respectively. The fair value of each option grant was estimated on the date of grant.

•	the weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan was $ 3.25, $5.32 and $9.90 for the year 2002, 2001 and 2000, respectively.

15.    401(k) PLAN

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan provides for tax-deferred salary deductions and after-tax employee contributions. The Company does not make contributions to the plan.

16.    INCOME TAXES

The total tax provision (benefit) for income taxes consists of the following components (in thousands):

	2002	2001	2000
Current
Federal	$—	$—	$—
State	114	—	—
Foreign Tax	827	812	460

Total	941	812	460

Deferred
Foreign	(141)	(238)	(110)

Total	(141)	(238)	(110)

Total provision	$800	$574	$350

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset as of December 31 were as follows (in thousands):

	2002	2001	2000
Deferred tax assets
Net operating loss carryforwards	$65,131	$42,946	$24,569
Tax credit carryforwards	4,156	2,722	2,582
Asset impairment on purchased technology	2,176	2,280	—
Deferred revenue	1,682	3,107	199
Accrued restructuring charges	30,101	20,950	—
Accruals and reserves	3,104	5,175	2,981

Gross deferred tax Asset	106,350	77,180	30,331
Valuation allowance	(105,861)	(76,832)	(30,221)

Net deferred tax asset	$489	$348	$110

As of December 31, 2002, 2001, and 2000, the net deferred tax asset consists of foreign subsidiary temporary differences on accruals and reserves. As of December 31, 2002, 2001, and 2000, the Company had no significant deferred tax liabilities.

As of December 31, 2002, the Company has cumulative net operating loss carryforwards for federal and California income tax reporting purposes of approximately $163.4 million and $48.9 million, respectively. The federal net operating loss carryforwards expire through December 2022 and the California net operating loss carryforwards expire through December 2007. In addition, the Company has carryforwards of research and experimentation tax credits for federal and California income tax purposes of approximately $2.4 million and $2.6 million, respectively, as of December 31, 2002. The federal research and experimentation tax credits expire through December 2022. The state research and experimentation credits can be carried forward indefinitely. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest resulting from significant stock transactions.

The Company’s income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of the valuation allowance relates to the equity benefit of our net operating losses. The Company had approximately $0.6 million, $10.5 million and $14.6 million of taxable dispositions of employee stock options for the years ended December 31, 2002, 2001 and 2000, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders’ equity.

The company recorded state and foreign income tax provisions for the years ended December 31, 2002, 2001, and 2000 of $0.8 million, $0.6 million and $0.4 million respectively. For the year ended December 2002, we recorded $2.8 million of state and foreign taxes, in which $1.9 million resulted from tax assessments and associated penalties from the France Tax Authorities related to tax years ended 1999 and 2000. In January 2003, we began an appeals process to lower the assessed tax liability and associated penalties. Unrelated to the French tax, we recorded a tax benefit of $2.1 million due to the recognition of research and development tax credits from our Canadian operations.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income before provision for income taxes consisted of (in thousands):

	December 31,
	2002	2001	2000
United States	$(70,935)	$(111,230)	$(24,082)
Foreign	551	1,439	958

Total	$(70,384)	$(109,791)	$(23,124)

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	December 31,
	2002	2001	2000
Provision at U.S. statutory rate of 35%	$(24,634)	$(38,427)	$(8,076)
State income taxes, net of federal benefit	(3,327)	(6,143)	(1,551)
Change in valuation allowance	28,791	43,978	9,450
Effect of foreign income tax at various rates	497	250	322
Research and development tax credit	(821)	(27)	(1,208)
Deferred stock compensation	261	703	1,777
Other	33	240	(364)

Total	$800	$574	$350

17.    SEGMENT REPORTING

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

The Company has three operating segments: licenses, services and maintenance. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statements of operations. The Company does not track expenses nor derive profit or loss based on these segments. The Company also does not track assets by segments.

Sales of licenses, as well as services and maintenance through December 31, 2002 occurred through resellers and direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Year Ended December 31,
	2002	2001	2000
License Revenue
United States	$16,951	$12,331	$19,410
Europe	3,491	3,205	7,391
Asia	1,569	1,296	1,293
Australia	448	1,132	5,292
Canada	2,267	1,130	2,793
Latin America	2,057	1,665	1,372

Total	$26,783	$20,759	$37,551

Service Revenue
United States	$5,877	$5,874	$4,979
Europe	633	2,328	2,319
Asia	181	643	415
Australia	—	309	639
Canada	1,043	652	157
Latin America	457	1,055	815

Total	$8,191	$10,861	$9,324

Maintenance Revenue
United States	$5,637	$4,776	$3,168
Europe	1,319	1,087	681
Asia	394	281	178
Australia	606	689	361
Canada	659	501	378
Latin America	496	346	177

Total	$9,111	$7,680	$4,943

Total Revenue	$44,085	$39,300	$52,292

United States	$28,465	$22,981	$27,557
Europe	5,443	6,620	10,391
Asia	2,144	2,220	1,886
Australia	1,054	2,130	6,292
Canada	3,969	2,283	3,328
Latin America	3,010	3,066	2,364

Total Revenue	$44,085	$39,300	$51,818

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total long-lived assets by international locations as of December 31 are as follows (in thousands):

	2002	2001
Long-Lived Assets:
Property and equipment, net:
United States	$4,643	$5,119
Europe	65	63
Asia	122	248
Australia	12	18
Canada	1,485	3,045
Latin America	3	9

Total	$6,330	$8,502
Intangible Assets:
United States	$1,405	$1,598

Total	$1,405	$1,598
Other Long Term Assets:
United States	$15,506	$37,730

Total	15,506	37,730

Total Long-Lived Assets:	$23,241	$47,830

18.    RELATED PARTIES

Fidelity Investments, one of the Company’s stockholders, is also one of the Company’s customers. Revenues generated from this customer were approximately $492,000, $237,000 and $592,000 for the years ended December 31, 2002, 2001 and 2000.

Certain members of the Company’s Board of Directors also serve as directors for companies to which the Company sells products in the ordinary course of its business. The Company believes that the terms of its transactions with those companies are no less favorable to the Company than the terms that would have been obtained absent those relationships. In addition, certain members of the Company’s Board of Directors serve as directors or principals of entities that are investors in the Company.

19.	SUPPLEMENTARY UNAUDITED DATA: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial information is as follows (in thousands, except per share data):

	Year 2002 Three Months Ended
	March 31	June 30	September 30	December 31
Net revenue	$9,073	$11,370	$10,503	$13,139
Gross profit	6,084	8,888	7,479	10,142
Income (loss) from operations	(11,343)	(11,227)	(46,370)	(4,117)
Net loss	$(10,581)	$(9,670)	$(45,867)	$(5,066)
Basic and diluted net loss per share	$(0.32)	$(0.29)	$(1.36)	$(0.15)
shares used to compute basic and diluted net loss per share	33,195	33,621	33,807	34,041

	Year 2001 Three Months Ended
	March 31	June 30	September 30	December 31
Net revenue	$11,018	$10,045	$9,181	$9,056
Gross profit	6118	5,786	5,679	5,450
Income (loss) from operations	(16,486)	(70,267)	(12,833)	(18,195)
Net loss	$(13,638)	$(68,137)	$(11,376)	$(17,214)
Basic and diluted net loss per share	$(0.43)	$(2.10)	$(0.35)	$(0.52)
shares used to compute basic and diluted net loss per share	31,956	32,400	32,646	32,918

SCHEDULE II

NUANCE COMMUNICATIONS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2002

	Beginning at Balance of Period	Charged to Expenses	Deduction	Balance at End of Period
	(in thousands)
Year ended December 31, 2000 Allowance for Doubtful Accounts	571	1,464	(212)	1,823
Year ended December 31, 2001 Allowance for Doubtful Accounts	1,823	521	(1,032)	1,312
Year ended December 31, 2002 Allowance for Doubtful Accounts	1,312	59	(701)	670

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of Registrant, as currently in effect.

3.2	Bylaws of Registrant, as amended, as currently in effect.

4.1(6)	Stock Purchase Rights Plan, dated as of December 10, 2002, by and between the Company and Mellon Investor Services LLC, as Rights Agent.

4.2(1)	Form of Registrant’s Common Stock Certificate.

4.3(1)	Amended and Restated Investors’ Rights Agreement, dated as of October 1, 1999, among the Registrant and the parties named therein.

4.4(1)	Warrant to Purchase Stock dated April 1, 1996 issued to Phoenix Leasing.

4.5(5)	Warrant to Purchase Stock dated December 4, 2000 issued to OnStar Corporation.

4.6(5)	Amendment to the Amended and Restated Investors’ Rights Agreement, dated as of October 1, 1999, among the Registrant and the parties named therein.

4.7(5)	Exchange Agreement dated November 10, 2000 between Registrant, 1448451 Ontario, Inc., Shawn Griffin, William Love and Warren Gallagher.

10.1(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)	1994 Flexible Stock Incentive Plan.

10.3(1)	1998 Stock Plan.

10.4(1)	2000 Stock Plan.

10.5(2)	2000 Employee Stock Purchase Plan

10.6(1)	Lease Agreement dated May 27, 1997, and related agreements by and between Registrant and Lincoln Menlo IV & V Associates Limited.

10.7(1)	Form of Stock Option Agreement, as amended, between Registrant and each executive officer other than Brian Danella, Paul Scott and Donna Allen Taylor.

10.8(1)	Assignment and Assumption Agreement, and related agreements by and between Registrant and CBT Systems USA, Ltd.

10.9(1)	Memorandum of Agreement of Lease, 2000 Peel Street, Suite 900, Montreal, Quebec, dated January 1, 2000, by and between Registrant and Cite De L’Ile Development Inc.

10.10(1)	Loan and Security Agreement dated June 23, 1999, between Registrant and Silicon Valley Bank.

10.11(1)(*)	License Agreement dated December 20, 1994, by and between Registrant and SRI International.

10.12(1)	Form of Stock Option Agreement entered into between Registrant and Brian Danella, Paul Scott and Donna Allen Taylor.

10.13(1)	Amendment dated August 23, 1995 to License Agreement dated December 20, 1994 by and between Registrant SRI International.

10.14(3)	Lease Agreement dated May 5, 2000 and related agreements by and between Registrant and Pacific Shares Development LLC.

10.15(4)	Addendum dated August 9, 2000 to Memorandum of Lease Agreement dated January 1, 2000, by and between Registrant and Societe en Commandite Duke-Wellington.

10.16(5)(*)	Value-Added Reseller Agreement dated August 31, 2000, by and between Registrant and Nortel Networks Limited.

11.1	Statement of computation of net loss per share (included in Note 2 to Notes to Financial Statements).

Exhibit Number	Description

21.1	Subsidiaries of Registrant Jurisdiction of Incorporation

23.1	Consent of Deloitte & Touche LLP, Independent Public Accountants

24.1	Power of Attorney (see page 45)

99.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Ronald Croen, President, Chief Executive Officer and Chairman of the Board of Directors

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Karen Blasing, Vice President and Chief Financial Officer

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96217) as declared effective by the Securities and Exchange Commission on February 4, 2000.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on June 2, 2000.
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-45128) as declared effective by the Securities and Exchange Commission on September 26, 2000.
(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2000 filed on April 2, 2001.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-30203) as filed on December 13, 2002.
(*)	Confidential treatment has been requested for portions of this exhibit.