Form 10-Q
period 2003-03-31
NUANCE COMMUNICATIONS
filed 2003-05-15
CIK 1102556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number 000-30203

NUANCE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3208477
(State of Incorporation)	(IRS Employer Identification Number)

1005 Hamilton Avenue

Menlo Park, California 94025

(650) 847-0000

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerate filer (as defined in Rule 12b-2 of the Exchange Act) YES  ☒  NO  ☐

34,196,990 shares of the registrant’s common stock, $0.001 par value, were outstanding as of April 30, 2003.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

FORM 10-Q, MARCH 31, 2003

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Unaudited

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$43,860	$43,771
Short-term investments	76,976	80,624
Accounts receivable, net of allowance for doubtful accounts of $ 733 and $ 670, respectively	7,432	8,350
Prepaid expenses and other current assets	5,278	5,249

Total current assets	133,546	137,994
Property and equipment, net	5,878	6,330
Intangible assets, net	1,302	1,405
Restricted cash	12,393	12,393
Long-term investments	1,053	3,113
Other assets	451	435

Total assets	$154,623	$161,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,139	$1,591
Accrued liabilities	8,067	7,249
Current restructuring accrual	9,989	10,453
Accrued vacation	2,018	1,847
Deferred revenue	8,133	8,954
Current portion of capital lease	41	37

Total current liabilities	29,387	30,131
Long-term restructuring accrual	40,004	42,232
Other long-term liabilities	27	34

Total liabilities	69,418	72,397

Commitments (Note 8)
Stockholders’ Equity
Common stock, $.001 par value, 250,000,000 shares authorized; 34,193,540 Shares and 34,182,244 shares issued and outstanding, respectively	34	34
Additional paid-in capital	328,342	328,339
Deferred stock compensation	(144)	(221)
Accumulated other comprehensive income	144	17
Accumulated deficit	(243,171)	(238,896)

Total stockholders’ equity	85,205	89,273

Total liabilities and stockholders’ equity	$154,623	$161,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,
	2003	2002
Revenue:
License	$6,078	$5,861
Service	2,811	1,236
Maintenance	2,674	1,976

Total revenue	11,563	9,073
Cost of revenue
License	12	86
Service (1)	2,194	2,018
Maintenance (1)	894	885

Total cost of revenue	3,100	2,989

Gross profit	8,463	6,084

Operating expenses:
Sales and marketing (1)	6,865	8,970
Research and development (1)	3,874	3,685
General and administrative (1)	3,398	3,001
Non-cash stock-based compensation expense	74	452
Restructuring charges (credits)	(943)	1,319

Total operating expenses	13,268	17,427

Loss from operations	(4,805)	(11,343)
Interest and other income, net	466	867

Loss before income taxes	(4,339)	(10,476)
Provision (benefit) for income taxes	(64)	105

Net loss	$(4,275)	$(10,581)

Basic and diluted net loss per share	$(0.13)	$(0.32)

Shares used to compute basic and diluted net loss per share	34,169	33,195

(1) Excludes non-cash stock-based compensation as follows:

Service and maintenance cost of revenue	$—	$17
Sales and marketing	74	158
Research and development	—	222
General and administrative	—	55

Total non-cash stock-based compensation expense	$74	$452

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,275)	$(10,581)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,125	1,375
Non-cash stock-based compensation expense	74	452
Provision for doubtful accounts	63	(385)
Write-off of purchased software	—	86
Changes in operating assets and liabilities:
Accounts receivable	855	(458)
Prepaid expenses, other current assets and other assets	(45)	450
Accounts payable	(452)	(357)
Accrued liabilities	989	447
Restructuring accrual	(2,692)	(1,635)
Deferred revenue	(821)	(1,193)

Net cash used in operating activities	(5,179)	(11,799)

Cash flows from investing activities:
Purchase of investments	(24,020)	(23,626)
Maturities of investments	29,701	19,572
Purchase of property and equipment	(574)	(300)
Restricted cash	—	(224)

Net cash provided by (used in) investing activities	5,107	(4,578)

Cash flows from financing activities:
Proceeds from exercise of stock options	3	261

Net cash provided by financing activities	3	261

Effect of exchange rate fluctuations on cash and cash equivalents	159	(26)

Net increase (decrease) in cash and cash equivalents	89	(16,142)
Cash and cash equivalents, beginning of period	43,771	132,618

Cash and cash equivalents, end of period	$43,860	$116,476

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$—
Income taxes	$309	$150
Supplementary disclosures of non-cash transactions:
Unrealized loss on available-for-sale securities	$28	$45

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND OPERATIONS

Nuance Communications, Inc. (the “Company”) was incorporated on July 15, 1994 in the State of California, and subsequently reincorporated in March 2000 in the State of Delaware to develop, market and support software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. The Company’s software platform consists of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of resellers, original equipment manufacturers, system integrators and directly to end users.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these instructions and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position as of March 31, 2003 and December 31, 2002, the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to: allowance for doubtful accounts, restructuring accrual, income taxes, contingencies and percentage of completion estimates of certain revenue contracts. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less, when purchased, to be cash equivalents. Cash and cash equivalents consist of money market accounts, certificates of deposit and deposits with banks. Cash and cash equivalents are recorded at cost which approximates fair value.

Investments

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with maturities of less than one year are considered to be short-term. All investments are held in the Company’s name at major financial institutions. As of March 31, 2003, all of the Company’s investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gain or loss included in “Accumulated other comprehensive income,” in the accompanying condensed consolidated balance sheets.

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

Goodwill and Intangible Assets

Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the respective assets, generally 18 months to five years. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” beginning on January 1, 2002. As of that date, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, or whenever there is an impairment indicator; other intangible assets are valued and amortized over their estimated lives. Goodwill is not subject to amortization. At March 31, 2003 and December 31, 2002, the Company has no goodwill.

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

The Company’s license revenue consists of license fees for the software products. The license fees for the Company’s software products are calculated using two variables, one of which is the estimated maximum number of simultaneous end-user connections or “ports” to an application running on our software and the other of which is the value attributed to the functional use of the software.

The Company recognizes revenue from the sale of software licenses when:

•	persuasive evidence of an arrangement exists;

•	the software and corresponding authorization codes have been delivered;

•	the fee is fixed and determinable;

•	collection of the resulting receivable is probable.

The Company uses a signed contract and purchase order or royalty report as evidence of an arrangement for license orders.

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

The timing of license revenue recognition is affected by whether the Company performs consulting services in the arrangement and the nature of those services. In the majority of cases, the Company either performs no consulting services or the Company performs standard implementation services that are not essential to the functionality of the software. When the Company performs consulting services that are essential to the functionality of the software, the Company recognizes both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP 81-1, however judgment is required in determining the percentage of the project that has been completed. Such contracts were insignificant for the three months ended March 31, 2003 and 2002, respectively. The Company is also exploring potential markets for complete speech solutions, delivered through combined product and services, which the Company expects to require contract accounting based upon percentage of completion. This method of accounting is subject to certain judgments by the Company regarding amount of revenue allocated to percentage of work completed. Typically, the Company would recognize revenue based upon the proportional level of effort expended, combined with the value of the technology delivered, to complete certain milestones defined in the customer contract or statement of work.

Service revenue consists of revenue from providing consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred, in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, we generally require a signed contract, Statement of Work and purchase order prior to recognizing any services revenue. The Company’s consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, the Company recognizes revenue using the percentage of completion method. For time-and-materials contracts, the Company recognizes revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

Maintenance revenue consists of fees for providing technical support and software upgrades. The Company generally requires a signed contract and purchase order prior to recognizing any maintenance revenue. The Company recognizes all maintenance revenue ratably over the contract term. Customers have the option to purchase or decline maintenance agreements at the time of the license purchase. If maintenance is declined, a reinstatement fee is required to later activate maintenance. Customers generally have the option to renew or decline maintenance agreements annually during the contract term.

The Company’s standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

The Company records deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of March 31, 2003 and December 31, 2002, deferred revenue was $8.1 million and $9.0 million, respectively. The deferred revenue amount includes unearned license fees, which will be recognized as revenue when the appropriate criteria have been met, prepaid maintenance and prepaid or unearned professional services that will be recognized as revenue as the services are performed, or in some cases, when an identified time period has expired.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is deemed to be the local country’s currency. Consequently, assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets. The effects of foreign currency transactions are included in “Interest and other income, net” in the accompanying condensed consolidated statements of operations.

Accumulated Other Comprehensive Income

Comprehensive income includes net loss and all non-owner changes to stockholders’ equity, which for the Company, is foreign currency translation and changes in unrealized gains and losses on investments. As of March 31, 2003 and December 31, 2002, the cumulative foreign currency translation losses are $4,000 and $159,000, net of taxes $2,000 and $93,000, respectively. As of March 31,2003 and December 31, 2002, the cumulative unrealized gains on investments are $148,000 and $176,000, net of taxes $87,000 and $103,000, respectively. As of March 31, 2003 and December 31, 2002, the total cumulative other comprehensive income are $144,000 and $17,000. For the three months ended March 31, 2003 and 2002, the total comprehensive losses are $4,148 and $10,653, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and has elected to follow the “disclosure only” alternative prescribed by Financial Accounting Standards Board’s SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized using the graded vesting method and expensed over the vesting period of the respective options.

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

	March 31, 2003	March 31, 2002
Net loss, as reported	$(4,275)	$(10,581)
Add: Stock-based employee compensation expense included in net income	74	162
Less: Total stock-based employee compensation expense under fair value method for all awards,	(3,613)	(6,360)
Pro forma net loss	$(7,814)	$(16,779)
Basic and diluted net loss per share—as reported	$(0.13)	$(0.32)
Basic and diluted net loss per share—pro forma	$(0.23)	$(0.51)

Reclassifications and Disclosures

Certain prior period amounts have been classified to conform to current period presentation. These reclassifications had no significant impact on the financial statements for the periods presented

3. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted SFAS No. 146, which nullifies EITF 94-3. SFAS 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB”) conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on our results of operation, financial position or cash flows, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

On January 1, 2003, the Company adopted Financial Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose, and may recognize a liability for, the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of March 31, 2003, guarantees that were issued or modified by the Company after December 31, 2002 were not material. The disclosure requirements of FIN 45 are applicable to our restricted cash, effective for this report and all future quarterly and annual reports. As of March 31, 2003 and December 31, 2002, the restricted cash was $12.4 million and $12.4 million, respectively. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities and is invested in certificates of deposit. (See Note 6)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements became effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS 148 in our financial reports beginning with year ended December 31, 2002 and the Company has adopted the interim disclosure provisions for financial reports with quarter ended March 31, 2003. The Company continues to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS No. 148 does not have a material effect on the Company’s financial position, results of operations, or cash flows.

4. NET LOSS PER SHARE

Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from stock options and warrants are anti-dilutive due to the reported net loss. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. The total number of shares excluded from diluted net loss per share was 9,075,000 shares and 7,779,000 shares, respectively, for the three months ended March 31, 2003 and March 31, 2002.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss	$(4,275)	$(10,581)
Basic and diluted shares:
Weighted average shares of common stock outstanding	34,192	33,311
Less: Weighted average shares of common stock subject to repurchase	(23)	(116)

Weighted average shares used to compute basic and diluted net loss per share	34,169	33,195

Basic and diluted net loss per share	$(0.13)	$(0.32)

5. INTANGIBLE ASSETS

Information regarding the Company’s intangible assets follows (in thousands):

	As of March 31, 2003
	Gross Amount	Accumulated Amortization	Net	Amortization period
Purchased Technology	$2,618	$(1,647)	$971	5 years
Patents Purchased	375	(44)	331	5 years

Total	$2,993	$(1,691)	$1,302

	As of December 31, 2002
	Gross Amount	Accumulated Amortization	Net	Amortization period
Purchased Technology	2,618	(1,563)	1,055	5 years
Patents Purchased	$375	$(25)	$350	5 years
Warrant—GM Onstar	526	(526)	—	1 year

Total	$3,519	$(2,114)	$1,405

Purchased technology and patents purchased are amortized as “Research and Development” expense.

In total, the Company amortized $104,000 from the purchased technology and the patents purchased for the quarter ended March 31, 2003; the Company amortized $271,000 from the purchased technology and the warrant – GM On-star for the quarter ended March 31, 2002. The warrant GM On-star was fully amortized as of December 31, 2002. As of March 31, 2003, total estimated amortization of the purchased technology and the patent for each of the five fiscal years and thereafter is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2003 (remaining 9 months)	$312
2004	416
2005	416
2006	107
2007	50

Total	$1,301

6. GUARANTEE

As of March 31, 2003, our financial guarantee consists of standby letters of credit outstanding and it includes the restricted cash requirement collateralizing our lease obligation. The maximum amount of potential future payment under the arrangement was $11.0 million.

The Company does not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to our extensive product quality program and processes and because our customer service inventories utilized to correct product failures are carried at zero cost.

7. RESTRUCTURING

Fiscal Year 2001

In April 2001, with Board of Directors approval, the Company implemented a restructure plan to align our expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, the Company recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements during the quarter ended June 30, 2001. The Company decreased the asset impairment charge by $0.5 million in the quarter ended December 31, 2001.

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

In August 2002, with Board of Directors approval, the Company implemented a restructuring plan to reduce the Company’s worldwide workforce by approximately 21%, or 81 employees, to realign the Company’s expense structure with near term market opportunities. In connection with the reduction of workforce, the Company recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of December 31, 2002, approximately $1.9 million of this amount was paid out, with the remainder to be paid by the end of second quarter 2003. The plan also included the consolidation of facilities through the closing of certain international offices that resulted in a charge of $1.6 million. In addition, the Company recorded an increase in the Company’s previously reported real estate restructuring accrual related to the new leased facility the Company does not occupy and which has not been subleased as a result of continued declines in local sub-lease rates in San Mateo County, California. This additional charge of $ 31.8 million stemmed resulted from an analysis of the time period by which the San Mateo property will remain vacant, sub-lease terms and sub-lease rates, altogether reflecting continued softening of the local real estate market.

The restructuring charges and quarter end balances for the quarter ended March 31, 2003 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)

Accrual balance at December 31, 2001	$29,043	$100	$—	$29,143

Total charges for the year ending December 31, 2002	$31,829	$—	$—	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	—	(9,442)

Balance at December 31, 2002	51,530	—	—	51,530

Current restructuring accrual	9,298	—	—	9,298

Long-term restructuring accrual	$42,232	$—	$—	$42,232

Q1 2002 Plan
Total charges for the year ending December 31, 2002	$—	$1,319	$—	$1,319
Amount utilized in the year ending December 31, 2002		(1,319)	—	(1,319)

Balance at December 31, 2002	—	—	—	—

Current restructuring accrual	—	—	—	—

Long-term restructuring accrual	$—	$—	$—	$—

Q3 2002 Plan
Total charges for the year ending December 31, 2002	$1,560	$2,567	$—	$4,127
Amount utilized in the year ending December 31, 2002	(1,046)	(1,926)	—	(2,972)

Balance at December 31, 2002	514	641	—	1,155

Total charges for the quarter ended March 31, 2003	$—	$—	$—	$—
Amount utilized in the quarter ended March 31, 2003	(361)	(11)	—	(372)

Balance at March, 31, 2002	153	630	—	783

Current restructuring accrual	153	630	—	783

Long-term restructuring accrual	$—	$—	$—	$—

Total restructuring accrual: Current	$9,359	$630	$—	$9,989

Total restructuring accrual: Long-term	$40,004	$—	$—	$40,004

The Company expects the total cash outlay for the restructuring plans to be $71.4 million, of which $21.4 million was paid through March 31, 2003 and $50.0 million remains accrued at March 31, 2003. The Company expects $9.4 million of the lease loss to be paid out over the next twelve months and the remaining $40.0 million to be paid out over the remaining life of the lease of approximately 10 years. The Company expects the remaining $0.6 million of employee severance and related benefits accrual to be paid out by June 30, 2003.

In February 2003, the Company received cash and recorded an asset impairment credit of $0.9 million related to a refund of tenant improvement costs for the building the Company does not occupy, following the landlord’s reconciliation of tenant improvement costs. This credit was recorded on the Restructuring Charges (Credits) line of the Condensed Consolidated Statements of Operation, where the original asset impairment charge of $20.4 million was recognized for the year ended December 31, 2001.

8. COMMITMENTS

Operating leases

The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. As of March 31, 2003, future minimum lease payments under these agreements (excluding sublease income), including the Company’s unoccupied facilities lease, and lease loss portion of the restructuring charges, are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2003 (remaining 9 months)	$7,246
2004	9,073
2005	8,287
2006	8,577
2007	8,842
Thereafter	43,774

Total minimum lease payments	$85,799

In May 2000, the Company entered into a lease for a new headquarters facility. The lease has an eleven-year term, which began in August 2001, and provides for monthly rent payments starting at approximately $600,000. An $11.0 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 and August 2002 restructuring plans, the Company decided not to occupy this new leased facility, as well as close certain international offices and have recorded a lease loss of $65.8 million related to future lease commitments, net of expected sublease income. The future minimum lease payments table referenced above does not include estimated sublease income as there are no sublease commitments.

Capital leases

In June 2002, the Company’s Canadian subsidiary entered into a lease for certain equipment for approximately $138,000, which is accounted for as a capital lease. This lease bears interest at a rate of 11.2%, and expires in August 2004. Future minimum lease payments under the agreement, as of March 31, 2003, are as follows (in thousands):

Fiscal Year Ending December 31,	Capital Leases
2003 (remaining 9 months)	$34
2004	30

Total minimum lease payments	$64
Amount representing interest (11.2%)	(4)

Present value of minimum lease payments	$60
Current portion of long-term capital lease	(41)

Long-term portion	$19

9. LITIGATION

On January 16, 2001, Nuance filed an opposition proceeding in the European community against a Community Trade Mark application for NUANCE, owned by Nuance Global Traders, Ltd. The opposition is still pending. The parties are currently engaged in settlement negotiations.

Beginning in March 2001, a number of putative shareholder class actions were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of California (the “Federal Actions”). The actions have been consolidated as In re Nuance Communications Inc. Securities Litigation, Master File No. C-01-20320-JW. Lead plaintiffs were appointed and a consolidated complaint was filed on behalf of a purported class of persons who purchased the Company’s stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws, specifically Section 10(b), 20(a) and 20A of the Securities Exchange Act of 1934,

and seek unspecified damages. In April 2003, the court granted in part and denied in part defendants’ most recent motion to dismiss. No trial date has been set.

In May and June 2001, putative shareholder derivative actions were filed in California Superior Court, San Mateo County, against various of the Company’s present and former officers and the Company’s directors (the “Derivative Actions”). The putative derivative complaints contain allegations similar to the Federal Actions, and claim that the defendants engaged in breaches of fiduciary duty and insider trading. The Company appears to be named as nominal defendant, against whom no recovery is sought. All proceedings in the putative derivative actions have been stayed by agreement of the parties.

In August 2001, the first of several putative shareholder class actions were filed against various of the underwriters for the Company’s initial public offering (“IPO”), the Company and certain of its present and former officers and directors in the United States District Court for the Southern District of New York. Those complaints have been consolidated and a consolidated amended complaint filed, captioned In re Nuance Communications Inc. Initial Public Offering Sec. Litig., No. 01-CV-7344. The complaint generally alleges that various investment bank underwriters engaged in improper activities related to the allocation of shares in the Company’s IPO, that were not disclosed in the registration statements for the Company’s IPO or secondary offerings. The consolidated action is part of a larger coordinated proceeding, In re Initial Public Offering Securities Litigation, 21 MC 92, involving more than 40 underwriters and 250 issuers. In October 2002, the individual defendants were dismissed from the action without prejudice pursuant to stipulation. In February 2003, the court issued a ruling on an omnibus motion to dismiss filed by defendants in the coordinated proceeding, denying the motion as to the claims against the Company. No trial date has been set.

10. STOCK COMPENSATION

Deferred Stock Compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and fair value of the Company’s common stock on the date of grant. In connection with the grant of stock options prior to our initial public offering, the Company recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders’ equity and will be amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. The Company recorded amortization of deferred stock compensation of $74,000 and $161,000 for the quarter ended March 31, 2003 and 2002, respectively, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58. For the quarter ended March 31, 2003 and 2002, the Company reversed approximately $2,000 and $89,000 of deferred stock compensation and additional paid-in-capital, which represented the unamortized amortization of deferred stock compensation relating to employees terminated under restructuring plans.

In connection with the SpeechFront acquisition, the Company recorded $290,000 for the quarters ended March 31, 2003 2002. SpeechFront related deferred compensation is fully amortized as of December 31, 2002.

The Company expects to amortize non-cash compensation of $137,000 in the remaining 9 months of 2003 and $8,000 in 2004, respectively.

11. SHORT-TERM INVESTMENTS

All our investments are classified as available for sale at March 31, 2003 and December 31, 2002. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive loss, a separate component of stockholders’ equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. For the quarter ended March 31, 2003 and year ended December 31, 2002, the Company has incurred no such impairment.

12. SEGMENT REPORTING

The Company has three operating segments: licenses, services and maintenance. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statements of operations. The Company does not track expenses nor derive profit or loss based on these segments. The Company also does not track assets by segments.

Sales of licenses, as well as services and maintenance through March 31, 2003 occurred through resellers and direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	March 31, 2003	March 31, 2002
License Revenue
United States	$3,733	$3,408
Europe	626	877
Asia	453	616
Australia	14	202
Canada	1,250	306
Latin America	2	452

Total	$6,078	$5,861

Service Revenue
United States	$1,951	$721
Europe	170	175
Asia	30	62
Canada	646	186
Latin America	14	92

Total	$2,811	$1,236

Maintenance Revenue
United States	$1,846	$1,175
Europe	417	311
Asia	65	88
Australia	—	169
Canada	235	129
Latin America	111	104

Total	$2,674	$1,976

Total Revenue	$11,563	$9,073

United States	$7,530	$5,304
Europe	1,213	1,363
Asia	548	766
Australia	14	371
Canada	2,131	621
Latin America	127	648

Total Revenue	$11,563	$9,073

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results during the current fiscal year, statements regarding revenue and expense trends and cash positions, statements regarding our sales and marketing, hiring activities, product development and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Company Risk Factors” and elsewhere in this Report on Form 10-Q and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. For example, see “Company Risk Factors—Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate”, “We are subject to general economic conditions, which could harm our business”, “If we do not manage our operations in accordance with changing economic conditions, our resources may be strained which could harm our chances of achieving profitability,” “We depend upon resellers for a significant portion of our sales. The loss of key resellers or a decline in their resale of our products and services could limit our ability to sustain and grow our revenue,” “Speech software products generally and our products and services in particular may not achieve widespread acceptance which could require us to modify our sales and marketing efforts and could limit our ability to successfully grow our business,” “Our current and potential competitors, some of whom have greater resources and experience than we do, may market or develop products, services and/or technologies that may cause demand for and the prices of our products to decline,” and “Sales to customers outside the United States account for a significant portion of our revenue, which exposes us to risks inherent in international operations.” The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

OVERVIEW

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

We seek to actively support both emerging industry standards as well as proprietary development environments. Our software is designed to work with Voice Extensible Markup Language (“VoiceXML”), the recognized industry standard language for the creation of voice-driven products and services. We also offer a range of consulting, support and education services that enable our customers and channel partners to develop voice-driven applications that use our software products.

We sell our products both directly through our sales force and indirectly through third-party resellers. We sell our products to customers in the United States, Canada, the United Kingdom and other countries in Europe, China (primarily Hong Kong) and other countries in Asia, Australia, Central America and Latin America. We anticipate that markets outside of the United States will continue to represent a meaningful portion of total future revenue. We intend to continue to support sales and marketing activities with respect to international licensing of our software and provision of our services

OVERVIEW OF OPERATION

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

In response to the challenging business environment, we have evolved and continue to evolve our strategic direction in a way that we believe will improve our business performance. Our strategic objectives include focusing resources on geographic and industry targets believed to have the highest potential for revenue, developing a new voice platform and applications designed to increase the speed and ease of deployment and reduce the total cost of ownership of speech systems, developing and strengthening a hybrid (direct and indirect) selling model, and developing advanced speech technologies that deliver customer value and maintain our leadership position in the speech industry.

Some specific operating changes have already been accomplished, such as the restructuring actions taken in the first and third quarters of 2002 and the release of our software platform in early 2003. Other operating activities, including new products and changes to selling and delivery channels, will continue to evolve over the next fiscal year. We are making these strategic shifts because we believe that they will enhance our business performance, however, some of the actions we are taking, such as the introduction of new products, present inherent risks. For instance, we have recently introduced a new software platform and plan to introduce certain new applications. We believe that these new products will make speech systems faster and easier to deploy, and will create value for our customers. The success of these products depends upon certain market factors such as information technology spending generally, market acceptance of packaged software applications and industry adoption of VoiceXML standards.

In addition, we are responding to customers’ requests to work more directly with them and provide them greater access to Nuance’s speech expertise across all levels of their speech solutions. We believe that increasing our direct relationships with end users and delivering more complete solutions will allow us to reap greater value from these sales transactions. However, this new sales and delivery model may also present increased costs and risks such as increased liability for complete solution delivery, costs and risks of subcontractors, and delays in recognition of revenue due to project timelines for solutions deployment. In addition, while we are actively working to maintain productive reseller relationships, certain reseller relationships may be adversely affected by Nuance’s direct sales activities, which may have an unfavorable impact on revenue from certain resellers.

Reseller partners have been and will continue to be instrumental in delivering speech engines, applications and services to our end customers. We are actively working to maintain strong relationships with many existing resellers as well as to develop new reseller relationships. We will continue to focus efforts on fostering a strong reseller channel, particularly to leverage complementary capabilities in order to speed and ease deployment of speech solutions. We may encounter difficulties or delays in finding reseller partners having such complementary capabilities and/or establishing reseller partner relationships with such entities.

In addition, competition exists in the speech technology market. We believe that our business and technology has the ability to compete effectively, however, the market is relatively new and susceptible to change. Our competitors may be able to develop superior technologies or may combine with each other to leverage complimentary technologies or relationships. Current and potential competitors have may be larger and able to invest greater resources in competitive efforts and/or may establish relationships among themselves or with third parties to increase their technological and/or selling and marketing abilities.

CODE OF BUSINESS CONDUCT AND ETHICS

We maintain a code of business conduct and ethics for directors, officers and employees, and will promptly disclose any waivers of the code for directors or executive officers. Our code of business practices addresses conflicts of interest; confidentiality; compliance with laws, rules and regulations (including insider trading laws); and related matters.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of operations for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
Revenue:
License	53%	64%
Service	24	14
Maintenance	23	22

Total Revenue	100	100
Cost of revenue
License	—	1
Service	19	22
Maintenance	8	10

Total cost of revenue	27	33

Gross profit	73	67

Operating expenses
Sales and marketing	59	99
Research and development	34	41
General and administrative	29	33
Non-cash compensation	1	5
Restructuring charges	(8)	15

Total operating expenses	115	193

Loss from operations	(42)	(126)
Interest and other income, net	4	10

Loss before income taxes	(38)	(116)
Provision (benefit) for income taxes	(1)	1

Net loss	(37)%	(117)%

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue

Total revenue for the three months ended March 31, 2003 was $11.6 million, compared with $9.1 million in the three months ended March 31, 2002, an increase of 27%.

License revenue for the three months ended March 31, 2003 was $6.1 million, compared with $5.9 million in the three months ended March 31, 2002, an increase of 3%. This increase is primarily due to 34% growth in the Unites States and Canada enterprise marketplace. License revenue represented 53% and 64% of total revenue for the three months ended March 31, 2003 and 2002, respectively.

Service revenue for the three months ended March 31, 2003 was $2.8 million, compared with $1.2 million for the three months ended March 31, 2002, an increase of 133%. This increase in service revenue was due primarily to heightened consulting demand, particularly strong in the telecommunications marketplace. Service revenue represented 24% and 14% of total revenue for the three months ended March 31, 2003 and 2002, respectively.

Maintenance revenue for the three months ended March 31, 2003 was $2.7 million, compared with $2.0 million for the three months ended March 31, 2002, representing an increase of 35%. The increased maintenance revenue was due to the relative increase in license revenue combined with a sustained high level of contract renewals. Maintenance revenue represented 23% and 22% of total revenue for the three months ended March 31, 2003 and 2002, respectively.

Cost of Revenue

Cost of license revenue consists primarily of third-party royalties, media and documentation costs. Cost of license revenue for the three months ended March 31, 2003 was $12,000, compared with $86,000 in the three months ended March 31, 2002, a decrease of 86%. The decrease was primarily due to the write off of the software inventory for the quarter ended March 31, 2002. During 2001, we purchased $550,000 of third-party software to complement our core platform product line. For the year ended December 31, 2001, we evaluated the third party software and wrote-off $275,000 of excess inventory caused by lower-than-expected demand. In 2002, we continued to assess the remaining carrying value of the inventory in relation to recovery of future revenues and wrote off $86,000 for the quarter ended March 31, 2002. We wrote off the remaining amount during the year ended December 31, 2002. We anticipate that cost of license revenue will slightly increase in absolute dollars, but will vary as a percentage of total revenue from period to period.

Cost of service revenue for the three months ended March 31, 2003 was $2.2 million, compared with $2.0 million in the quarter ended March 31, 2002, representing an increase of 10%. This was due to additional capacity, in the form of third party services, temporarily employed to meet peak cycles stemming from increased consulting service demand. Also, there is an increase of professional service personnel by approximately 3 employees, approximately 10%, in the three months ended March 31, 2003 compared with the quarter ended March 31, 2002. Cost of service revenue as a percentage of service revenue was 79% and 167% in the three months ended March 31, 2003 and 2002, respectively. While we anticipate that cost of service revenue will increase slightly in absolute dollars, it will vary as a percentage of total revenue from period to period.

Cost of maintenance revenue for the three months ended March 31, 2003 was $0.9 million, compared with $0.9 million in the three months ended March 31, 2002. Cost of maintenance revenue as a percentage of maintenance revenue was 33% and 45% in the three months ended March 31, 2003 and 2002, respectively. We anticipate cost of maintenance revenue to vary nominally in absolute dollars, but will vary as a percentage of total revenue from period to period.

Operating Expenses

We have reduced costs and expenses to better align resources with revenue opportunities anticipated in the current information technology market. In January 2002 and August 2002, we announced restructuring plans to reduce our workforce by approximately 8% and 21%, respectively. We have also reduced variable costs across the Company as a result of discretionary spending controls.

Sales and Marketing – Sales and marketing expenses primarily consist of compensation and related costs for sales, marketing and business development personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses for the three months ended March 31, 2003 were $6.9 million, compared with $9.0 million in the three months ended March 31, 2002, representing a decrease of 23%. The decrease was primarily attributable to the reduction of the global customer team and marketing workforce. The global customer team was decreased by 45 persons, approximately 29%, from 157 persons at March 31, 2002 to 112 persons at March 31, 2003 and the marketing force was decreased by 6 persons, approximately 19%, from 32 at March 31, 2002 to 26 at March 31, 2003. These two factors resulted in lower payroll and related overhead costs. As a percentage of total revenue, sales and marketing expenses were 59% and 99% for the three month periods ended March 31, 2003 and 2002, respectively. We anticipate that sales and marketing expenses will rise slightly but will vary as a percentage of total revenue from period to period.

Research and Development – Research and development expenses primarily consist of compensation and related costs for research and development personnel and contractors. Research and development expenses for the three months ended March 31, 2003 were $3.9 million, compared with $3.7 million in the three months ended March 31, 2002, representing an increase of 5%. This increase was attributable to our continuing effort to develop and deliver the Nuance Voice Platform product and Nuance Call Steering Application product. As a percentage of total revenue, research and development expenses were 34% and 41% in the three months ended March 31, 2003 and 2002, respectively. We anticipate that research and development expenses will increase nominally in absolute dollars, but will vary as a percentage of total revenue from period to period.

General and Administrative – General and administrative expenses primarily consist of compensation and related costs for administrative personnel, legal services, accounting services, insurance and other general corporate expenses. General and administrative expenses for the three months ended March 31, 2003 were $3.4 million, compared with $3.0 million in the three months ended March 31, 2002, representing an increase of 13%. This increase was primarily due to transition expenses associated with the new and former CEO, increasing insurance premiums, audit and tax services, and other professional services. As a percentage of total revenue, general and administrative expenses were 29% and 33% in the three months ended march 31, 2003 and 2002, respectively. We anticipate that general and administrative expenses will remain relatively constant in absolute dollars, but will vary as a percentage of total revenue from period to period.

Non-Cash Stock-Based Compensation – In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders’ equity and will be amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. We recorded amortization of deferred stock compensation of $74,000 and

$162,000 for the quarter ended March 31, 2003 and 2002, respectively, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58. For the quarter ended March 31, 2003 and 2002, we reversed approximately $2,000 and $89,000 of deferred stock compensation and additional paid-in-capital, which represented the unamortized amortization of deferred stock compensation relating to employees terminated under restructuring plans.

In connection with our November 2000 SpeechFront acquisition, we recorded deferred stock compensation of $4.1 million. This amount was part of the purchase agreement and was payable to the founders in common stock, approximately 38,710 shares, contingent upon their continued employment. Of that amount, $1.7 million of stock, approximately 16,590 shares, related to retention of the founders of SpeechFront, and was released from the escrow account on the eighteen-month anniversary of the acquisition date, which was May 2002. The remaining $2.4 million of stock, approximately 22,120 shares, also related to retention of the founders and was released from the escrow account on the twelve-month anniversary of the acquisition date, which was November 2001. By May 2002, the SpeechFront founders had been issued all 38,710 shares of common stock. These amounts have been amortized over 18 months and 12 months, respectively. We recorded deferred compensation of $290,000 for the quarter ended March 31, 2002. SpeechFront related deferred compensation is fully amortized as of December 31, 2002.

In December 2000, we issued a warrant to a customer to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant is exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. We amortized $205,000 in the three months ended March 31, 2002 related to this warrant. We reduced the warrant expense by $18,000 for the performance we delivered to this customer in the three months ended March 31, 2002. The warrant expired unexercised in August 2002.

We expect to amortize non-cash compensation of $136,000 in the remaining 9 months of 2003 and $8,000 in 2004, respectively.

Restructuring Charges (Credits)

Fiscal Year 2001

In April 2001, with Board of Directors approval, we implemented a restructuring plan to align our expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, we recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements during the quarter ended June 30, 2001. We decreased the asset impairment charge by $0.5 million in the quarter ended December 31, 2001.

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

Fiscal Year 2002

In January 2002, with Board of Directors approval, we implemented a restructuring plan to reduce our workforce by approximately 8%, or 33 employees. The restructuring was primarily to realign the sales and professional services organizations. We recorded a restructuring charge of $1.3 million for the three months ended March 31, 2002, consisting primarily of payroll and related expenses associated with reducing headcount. This amount was paid out as of December 31, 2002.

In August 2002, with Board of Directors approval, we implemented a restructuring plan to reduce our worldwide workforce by approximately 21%, or 81 employees, to realign our expense structure with near term market opportunities. In connection with the reduction of workforce, we recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of December 31, 2002, approximately $1.9 million of this amount was paid out, with the remainder to be paid by the second quarter of 2003. The plan also included the consolidation of facilities through the closing of excess international offices that resulted in a charge of $1.6 million. In addition, we recorded an increase in our previously reported real estate restructuring accrual related to the new leased facility we do not occupy and which has not been subleased as a result of continued declines in local sub-lease rates in San Mateo County, California. This additional charge of $31.8 million stemmed from the analysis of the time period of which the San Mateo property will remain vacant, sub-lease terms and sub-lease rates, reflecting continued softening of the local real estate market.

The restructuring charges and quarter end balances for the quarter ended March 31, 2003 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)

Accrual balance at December 31, 2001	$29,043	$100	$—	$29,143

Total charges for the year ending December 31, 2002	$31,829	$—	$—	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	—	(9,442)

Balance at December 31, 2002	51,530	—	—	51,530

Current restructuring accrual	9,298	—	—	9,298

Long-term restructuring accrual	$42,232	$—	$—	$42,232

Q1 2002 Plan
Total charges for the year ending December 31, 2002	$—	$1,319	$—	$1,319
Amount utilized in the year ending December 31, 2002		(1,319)	—	(1,319)

Balance at December 31, 2002	—	—	—	—

Current restructuring accrual	—	—	—	—

Long-term restructuring accrual	$—	$—	$—	$—

Q3 2002 Plan
Total charges for the year ending December 31, 2002	$1,560	$2,567	$—	$4,127
Amount utilized in the year ending December 31, 2002	(1,046)	(1,926)	—	(2,972)

Balance at December 31, 2002	514	641	—	1,155

Total charges for the quarter ended March 31, 2003	$—	$—	$—	$—
Amount utilized in the quarter ended March 31, 2003	(361)	(11)	—	(372)

Balance at March, 31, 2002	153	630	—	783

Current restructuring accrual	153	630	—	783

Long-term restructuring accrual	$—	$—	$—	$—

Total restructuring accrual: Current	$9,359	$630	$—	$9,989

Total restructuring accrual: Long-term	$40,004	$—	$—	$40,004

We expect the total cash outlay for the restructuring plans to be $71.4 million, of which $21.4 million was paid through March 31, 2003 and $50.0 million remains accrued at March 31, 2003. We expect $9.4 million of the lease loss to be paid over the next twelve months and the remaining $40.0 million to be paid out over the remaining life of the lease of approximately 10 years. We expect the remaining $0.6 million of employee severance and related benefits accrual to be paid out by June 30, 2003.

In February 2003, we received cash and recorded an asset impairment credit of $0.9 million related to a refund of tenant improvement costs for the building we do not occupy, following the landlord’s reconciliation of tenant improvement costs. This credit was recorded on the Restructuring Charges (Credits) line of the Consolidated Statements of Operation, where the original asset impairment charge of $20.4 million was recognized for the year ended December 31, 2001.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term and long-term investments. Interest and other income, net was $466,000 and $867,000 in the three months ended March 31, 2003 and 2002, respectively, a decrease of 46%. This decrease was due to a reduction in interest income, resulting from lower cash and investment balances and a decline in interest rates.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through March 31, 2003 and therefore have not recorded a provision for U.S. federal income taxes for any period through March 31, 2003. We recorded income tax expense relating to foreign royalties taxes of $48,000 and $37,000 for the three months ended March 31, 2003 and 2002, respectively. The income tax expense has been reduced by tax credits associated with research and development activities from our Canadian technology center. These tax credits, which result in cash payments to us, are based on qualified salaries paid and capital equipment purchases. As of March 31, 2003, foreign income taxes balance is in the credit of $112,000. It is made of tax credit of $150,000 from Canadian subsidiary and tax expense of 38,000 from other foreign subsidiaries. The credits are related to qualified expenditures made in 1999, 2000 and 2001. We do not expect the tax credits to be substantial in future quarters.

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

As of March 31, 2003, we had cash and cash equivalents of $43.9 million, short-term and long-term investments totaling approximately $78.0 million.

Our operating activities used cash of $5.2 million and $11.8 million for the three months ended March 31, 2003 and 2002, respectively. The negative operating cash flows in the quarter ended March 31, 2003 and 2002 both resulted principally from our net losses and lease payments for a building we do not occupy.

Our investing activities provided cash of $5.1 million for the three months ended March 31, 2003 and used cash of $4.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, cash is generated from the proceeds of maturities from certain portion of investments, offset by the purchases of investments. For the three months ended March 31, 2002, the use of cash for investing activities relates primarily to purchases of investments, offset by the maturities of certain portion of investment

Our financing activities generated cash of $6,000 and $300,000 for the three months ended March 31, 2003 and 2002, respectively. Net cash provided by financing activities for the three months ended March 31, 2002 related primarily to the proceeds from the sale of common stock through the exercise of stock options.

Contractual obligations

The following table summarizes our obligations and commercial commitments to make future payments under contracts as of March 31, 2003 (in thousands):

Contractual Obligations	Total	2003 (remaining 9 months)	2004	2005	2006	2007	Thereafter
Operating leases	$85,799	$7,246	$9,073	$8,287	$8,577	$8,842	$43,774
Capital leases	64	34	30	—	—	—	—

Total Contractual Obligations	$85,863	$7,280	$9,103	$8,287	$8,577	$8,842	$43,774

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$12,393	$—	$—	$—	$12,393

Our capital requirements depend on numerous factors. We may continue to report significant quarterly operating losses resulting in future negative operating cash flows. We do not plan to spend more than $2 million on capital expenditures in the remaining 9 months of 2003. We believe that our cash, cash equivalents and our short-term and long-term investments will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

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

Revenue Recognition

Revenues are generated from licenses, services and maintenance. All revenues generated from our worldwide operations are reviewed at our corporate headquarters, located in the United States. We apply the provisions of SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. We also recognize some revenue based on SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

Our license revenue consists of license fees for our software products. The license fees for our software products are calculated using two variables, one is the estimated maximum number of simultaneous end-user connections or “ports” to an application running on our software and the other of which is the value attributed to the functional use of the software.

We recognize revenue from the sale of software licenses when:

•	persuasive evidence of an arrangement exists;

•	the software and corresponding authorization codes have been delivered;

•	the fee is fixed and determinable;

•	collection of the resulting receivable is probable.

We use a signed contract and purchase order or royalty report as evidence of an arrangement is previously delivered to the customer either electronically or on a CD-ROM. Occasionally the customer will require that we secure their acceptance of the system in addition to the delivery of the keys.

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

The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement and the nature of those services. In the majority of cases, we either perform no consulting services or we perform standard implementation services that are not essential to the functionality of the software. When we perform consulting services that are essential to the functionality of the software, we recognize both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP 81-1, however judgment is required in determining the percentage of the project that has been completed. Such contracts were insignificant for 2002. We are also exploring potential markets for complete speech solutions, delivered through combined product and services, which we expect to require contract accounting based upon percentage of completion. This method of accounting is subject to certain judgments by the Company regarding amount of revenue allocated to percentage of work completed. Typically, we would recognize revenue based upon the proportional level of effort expended, combined with the value of the technology delivered, to complete certain milestones defined in the customer contract or statement of work.

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

Maintenance revenue consists of fees for providing technical support and software upgrades. We generally require a signed contract and purchase order prior to recognizing any maintenance revenue. We recognize all maintenance revenue ratably over the contract term. Customers have the option to purchase or decline maintenance agreements at the time of the license purchase. If maintenance is declined, a reinstatement fee is required to later activate maintenance. Customers generally have the option to renew or decline maintenance agreements annually during the contract term.

Our standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

We record deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of March 31, 2003 and December 31, 2002, deferred revenue was $8.1 million and $9.0 million, respectively. The deferred revenue amount includes unearned license, which will be recognized as revenue when the appropriate criteria have been met, prepaid maintenance and prepaid or unearned professional services that will be recognized as revenue as the services are performed, or in some cases, when an identified time period has expired.

Restructuring and Impairment Charges

Through March 31, 2003, we have accrued for restructuring costs when management approved and committed to a firm plan. Historically the main components of our restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges were accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building would remain vacant (2) sublease terms and (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. These reserves were based upon management’s estimate of the time required to sublet the property and the amount of sublet income that might be generated between the date the property was not occupied and expiration of the lease for each of the unoccupied property. These estimates were reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates. As of March 31, 2003, and the date of this filing, we believe our estimates remain materially correct. Asset impairments primarily reflected write-offs of tenant improvements and fixtures associated with abandoned lease space. SFAS No.146 “ Accounting for Costs Associated with Exit or disposal Activities” requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective in January 2003.

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

Valuation of Long-lived Assets

We have assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 “Accounting for the Impairment of Disposal of Long Lived Assets”. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the impairment or Disposal of Long-lived Assets” in 2002. We assess the realizability of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144. We assess the impairment of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, which became effective for the year ended December 31, 2002. For assets to be held and used, including acquired intangibles, we initiate our review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of March 31, 2003, we have no goodwill balance and no impairment of intangibles was recorded.

FACTORS THAT AFFECT FUTURE RESULTS

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

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. These quarterly variations are caused by a number of factors, including:

—	general economic downturn and global economic and political conditions;

—	delays or cancellations in orders by customers who are reducing spending;

—	delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

—	timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

—	delays in recognition of software license revenue in accordance with applicable accounting principles;

—	our ability to develop, introduce, ship and support new and enhanced products, such as new versions of our software platform, that respond to changing technology trends in a timely manner and our ability to manage product transitions;

—	rate of market adoption for our new products such as our software platform and applications products;

—	changes in our selling model including focus of certain sales representatives on direct sales to end user customers;

—	unexpected customer non-renewal of maintenance contracts, or renewal at lower rates than anticipated;

—	the amount and timing of expenses; and

—	the utilization rate of our professional services personnel.

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

We have experienced seasonality in the sales of our product and expect such seasonality to continue. For example, we anticipate that sales may be lower in the first and third quarters of each year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that sales may decline during summer months. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which this seasonality may affect our business.

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

The continued development of the market for our products will depend upon the following factors, among others:

—	widespread and successful deployment of speech software applications;

—	customer demand for services and solutions having a voice user interface;

—	acceptance by businesses of the benefits of speech technology;

—	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web-based and touch tone self service solutions;

—	adoption of industry standards for speech software and related technologies; and

—	continuing improvements in hardware and telephony technology that may reduce the costs of speech software solutions.

In addition, new sales and delivery models present increased costs and risks such as liability for complete solution delivery, costs and risks of subcontractors, and delays in recognition of revenue due to project timeliness for solutions development.

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

Purchase of our products requires a significant expenditure by a customer. Accordingly, the decision to purchase our products typically requires a lengthy pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend substantial sales, technical, marketing and management resources. Because of this lengthy evaluation cycle, we may experience a delay between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses since our inception, including a net loss of approximately $71.2 million for the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of approximately $238.9 million. We expect we could have net losses and negative cash flow for at least the next 12 months. We expect to spend significant amounts to develop or enhance our products, services and technologies and to enhance delivery capabilities. As a result, we will need to generate significant increases in revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMER ORDERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE DURING ANY GIVEN PERIOD. THE LOSS OF, OR DELAYS IN, A KEY ORDER COULD SUBSTANTIALLY REDUCE OUR REVENUE IN ANY GIVEN PERIOD AND HARM OUR BUSINESS

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

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include SpeechWorks International and Scansoft, which have recently announced their agreement to merge, IBM, Microsoft and others. With respect to our software platform, there are several vendors, including some of our reseller partners, who market and sell platforms for voice systems. We expect additional competition from other companies, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors may have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

SALES TO CUSTOMERS OUTSIDE THE UNITED STATES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS

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

These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. Our stock price may fluctuate due to variations in our operating results. For example, the trading price of our common stock declined rapidly and significantly during 2002.

WE MAY INCUR A VARIETY OF COSTS TO ENGAGE IN FUTURE ACQUISITIONS OF COMPANIES, PRODUCTS OR TECHNOLOGIES, AND THE ANTICIPATED BENEFITS OF THOSE ACQUISITIONS MAY NEVER BE REALIZED.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies.

Any future acquisitions of companies or technologies would be accompanied by risks such as:

—	difficulties in assimilating the operations and personnel of acquired companies;

—	diversion of our management’s attention from ongoing business concerns;

—	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

—	additional expense associated with impairments of acquired assets such as, goodwill or acquired workforce;

—	maintenance of uniform standards, controls, procedures and policies; and

—	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

For instance, in November 2000 we acquired SpeechFront, a Canadian company. For the year ended December 31, 2001, we evaluated the carrying value of the assets related to the SpeechFront acquisition and recorded an asset impairment. In February 2001, we acquired non-exclusive intellectual property rights from a third-party. For the year ended December 31, 2001, the Company performed an impairment analysis and decided that asset was impaired and was subsequently written down to its estimated fair value.

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

OUR FAILURE TO RESPOND TO AND SUCCESSFULLY MANAGE RAPID CHANGE IN THE MARKET FOR SPEECH SOFTWARE COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS

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

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, AND RESULTING CLAIMS AGAINST US COULD BE COSTLY AND REQUIRE US TO ENTER INTO DISADVANTAGEOUS LICENSE OR ROYALTY ARRANGEMENTS

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

WE ARE CURRENTLY ENGAGED IN VARIOUS SECURITIES LITIGATIONS, WHICH, IF RESOLVED UNFAVORABLY, COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL OPERATIONS

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

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR OPERATIONS AND RESOURCES IN ACCORDANCE WITH MARKET AND ECONOMIC CONDITIONS, OUR BUSINESS COULD BE HARMED.

Our operations have changed significantly due to volatility in our business and may continue to change in the future. We experienced significant growth in the past; however, in April 2001, we reduced our workforce by approximately 20%. Additionally, during the quarter ended March 31, 2002, we reduced workforce by approximately another 8% and in August 2002 we reduced our work force by approximately 20%. We may be required to expand or contract our business operations and workforce in the future to adapt to the market environment, and as a result may need to expand or contract our management, operational, sales, marketing, financial and human resources, as well as management information systems and controls, to align and support any such growth or contraction. Our failure to successfully manage these types of changes would place a burden on our business, our operations and our management team, and could negatively impact sales, customer relationships and other aspects of our business performance and could cause our business to suffer. In addition, a significant portion of our restructuring accrual is represented by a lease loss created by our decision to not occupy our Pacific Shores facility. The accrual assumptions are based upon estimates of real estate market conditions which are subject to wide fluctuations and could decline further, which may result in additional restructuring accrual.

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain these key employees. We cannot guarantee that we will be able to retain all key personnel. For example, in March 2003, our Chief Executive Officer, Ronald Croen, resigned from his position as CEO. In addition, in January 2002 Graham Smith resigned from his position with Nuance as Chief Financial Officer. Other than Charles Berger, our CEO, none of our key technical or senior management personnel are bound by employment agreements to remain at the Company, and, as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacement of such personnel could be difficult and costly, and if we are unable to successfully and swiftly replace such personnel and effectively transition to new management personnel, our business could be harmed. We do not have key personnel life insurance policies covering any of our employees.

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

ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HARM OUR ABILITY TO COMPETE

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

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS WHICH MAY DELAY OR PREVENT A CHANGE OF CONTROL OF NUANCE.

Our Shareholder Rights Plan as well as provisions of our charter and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of Nuance. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

—	the company’s Shareholder Rights Plan adopted in December 2002;

—	the division of the board of directors into three separate classes;

—	the elimination of cumulative voting in the election of directors;

—	prohibitions on our stockholders from acting by written consent and calling special meetings;

—	procedures for advance notification of stockholder nominations and proposals; and

—	the ability of the board of directors to alter our bylaws without stockholder approval.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND AN ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES

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

Interest Rate Risk

As of March 31, 2003, we had cash and cash equivalents, short-term investments and long-term investments of $121.9 million. Any decline in interest rates over time would reduce our interest income from our short-term and long-term investments. Based upon our balance of cash and cash equivalents, short-term investments and long-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.6 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Based on their evaluation, as of a date within 90 days of the filing of this Quarterly Report Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14 (c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by he Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore there were no corrective actions.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of Deloitte & Touche LLP for services related to local statutory audits, quarterly services and certain taxation matters.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 16, 2001, Nuance filed an opposition proceeding in the European community against a Community Trade Mark application for NUANCE, owned by Nuance Global Traders, Ltd. The opposition is still pending. The parties are currently engaged in settlement negotiations.

Beginning in March 2001, a number of putative shareholder class actions were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of California (the “Federal Actions”). The actions have been consolidated as In re Nuance Communications Inc. Securities Litigation, Master File No. C-01-20320-JW. Lead plaintiffs were appointed and a consolidated complaint was filed on behalf of a purported class of persons who purchased the Company’s stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws, specifically Section 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and seek unspecified damages. In April 2003, the court granted in part and denied in part defendants’ most recent motion to dismiss. No trial date has been set.

In May and June 2001, putative shareholder derivative actions were filed in California Superior Court, San Mateo County, against various of the Company’s present and former officers and the Company’s directors (the “Derivative Actions”). The putative derivative complaints contain allegations similar to the Federal Actions, and claim that the defendants engaged in breaches of fiduciary duty and insider trading. The Company appears to be named as nominal defendant, against whom no recovery is sought. All proceedings in the putative derivative actions have been stayed by agreement of the parties.

In August 2001, the first of several putative shareholder class actions were filed against various of the underwriters for the Company’s initial public offering (“IPO”), the Company and certain of its present and former officers and directors in the United States District Court for the Southern District of New York. Those complaints have been consolidated and a consolidated amended complaint filed, captioned In re Nuance Communications Inc. Initial Public Offering Sec. Litig., No. 01-CV-7344. The complaint generally alleges that various investment bank underwriters engaged in improper activities related to the allocation of shares in the Company’s IPO, that were not disclosed in the registration statements for the Company’s IPO or secondary offerings. The consolidated action is part of a larger coordinated proceeding, In re Initial Public Offering Securities Litigation, 21 MC 92, involving more than 40 underwriters and 250 issuers. In October 2002, the individual defendants were dismissed from the action without prejudice pursuant to stipulation. In February 2003, the court issued a ruling on an omnibus motion to dismiss filed by defendants in the coordinated proceeding, denying the motion as to the claims against the Company. No trial date has been set.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

Exhibit Index

Exhibit number	Description
3.1*	Restated Certificate of Incorporation of the Company, as currently in effect.

3.2**	Bylaws of the Company, as currently in effect.

10.1***	Executive Employee Agreement by and between the Company and Ronald A. Croen dated as of January 1, 2003.

10.2***	Executive Employee Agreement by and between the Company and Charles W. Berger dated as of March 31, 2003.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (File no. 333-96217) as declared effective by the Securities and Exchange Commission on February 2, 2000.

**	Incorporated by reference to the registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003.

***	Confidential treatment to be requested for a portion of this agreement; Confidential portion filed separately with the Securities and Exchange Commission

(a) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC. (Registrant)

Date:	May 15, 2003	By:	/s/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES – OXLEY ACT OF 2002

I, Charles W. Berger, Chief Executive Officer of Nuance Communications, Inc. (the “Company”), certify that:

(1) I have reviewed this quarterly report of the Company on Form 10-Q (the “Report”);

(2) Based on my knowledge, the Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

(4) The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the Company and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to us by others in the Company particularly during the period in which the Report is being prepared;

b. Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c. Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

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

(6) The Company’s other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES W. BERGER
Charles W. Berger Chief Executive Officer May 15, 2003

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES – OXLEY ACT OF 2002

I, Karen Blasing, Chief Financial Officer of Nuance Communications, Inc. (the “Company”), certify that:

(1) I have reviewed this quarterly report of the Company on Form 10-Q (the “Report”);

(2) Based on my knowledge, the Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

(4) The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the Company and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to us by others in the Company particularly during the period in which the Report is being prepared;

b. Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

c. Presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors:

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

(6) The Company’s other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KAREN BLASING
Karen Blasing Vice President, Chief Financial Officer May 15, 2003

EXHIBIT INDEX

Exhibit number	Description
3.1*	Restated Certificate of Incorporation of the Company, as currently in effect.

3.2**	Bylaws of the Company, as currently in effect.

10.1***	Executive Employee Agreement by and between the Company and Ronald A. Croen dated as of January 1, 2003.

10.2***	Executive Employee Agreement by and between the Company and Charles W. Berger dated as of March 31, 2003.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (File no. 333-96217) as declared effective by the Securities and Exchange Commission on February 2, 2000.
**	Incorporated by reference to the registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003.
***	Confidential treatment to be requested for a portion of this agreement; Confidential portion filed separately with the Securities and Exchange Commission