Form 10-Q
period 2003-06-30
NUANCE COMMUNICATIONS
filed 2003-08-14
CIK 1102556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerate filer (as defined in Rule 12b-2 of the Exchange Act)
YES [X] NO [ ]

34,490,376 shares of the registrant’s common stock, $0.001 par value, were outstanding as of July 31, 2003.

NUANCE COMMUNICATIONS,INC. & SUBSIDIARIES

FORM 10-Q, JUNE 30, 2003

i

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 25,388	$ 43,771
Short-term investments	84,014	80,624
Accounts receivable, net of allowance for doubtful accounts of $662 and $670, respectively	11,280	8,350
Prepaid expenses and other current assets	5,554	5,249

Total current assets	126,236	137,994
Property and equipment, net	5,047	6,330
Intangible assets, net	1,199	1,405
Restricted cash	12,503	12,393
Long-term investments	2,634	3,113
Other assets	494	435

Total assets	$ 148,113	$ 161,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,312	$ 1,591
Accrued liabilities	6,302	7,249
Current restructuring accrual	9,570	10,453
Accrued vacation	2,153	1,847
Deferred revenue	7,792	8,954
Current portion of capital lease	46	37
Total current liabilities	27,175	30,131
Long-term restructuring accrual	37,782	42,232
Other long-term liabilities	21	34
Total liabilities	64,978	72,397
Commitments (Note 8)
Stockholders’ Equity
Common stock, $0.001 par value, 250,000 shares authorized; 34,488,526 shares and 34,182,244 shares issued and outstanding, respectively	34	34
Additional paid-in capital	328,712	328,339
Deferred stock compensation	(48)	(221)
Accumulated other comprehensive income	275	17
Accumulated deficit	(245,838)	(238,896)
Total stockholders’ equity	83,135	89,273
Total liabilities and stockholders’ equity	$ 148,113	$ 161,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenue:
License	$6,236	$7,631	$12,314	$13,492
Service	3,626	1,601	6,437	2,837
Maintenance	3,062	2,138	5,736	4,114

Total revenue	12,924	11,370	24,487	20,443

Cost of revenue:
License	84	209	180	295
Service (1)	2,270	1,396	4,474	3,415
Maintenance (1)	885	879	1,771	1,762

Total cost of revenue	3,239	2,484	6,425	5,472

Gross profit	9,685	8,886	18,062	14,971

Operating expenses:
Sales and marketing (1)	7,291	12,281	14,353	21,353
Research and development (1)	3,972	3,500	7,827	7,207
General and administrative (1)	3,005	4,014	6,139	6,892
Non-cash compensation expense (benefits)	(88)	318	(14)	770
Restructuring charges (credits)	--	--	(943)	1,319
Total operating expenses	14,180	20,113	27,362	37,541
Loss from operations	(4,495)	(11,227)	(9,300)	(22,570)
Interest and other income, net	253	654	719	1,521

Loss before income taxes	(4,242)	(10,573)	(8,581)	(21,049)
Benefit from income taxes	(1,575)	(903)	(1,639)	(798)

Net loss	$(2,667)	$(9,670)	$(6,942)	$(20,251)

Basic and diluted net loss per share	$(0.08)	$(0.29)	$(0.20)	$(0.61)
Shares used to compute basic and diluted net loss per share	34,375	33,621	34,272	33,408
(1) Excludes non-cash stock-based compensation as follows:
Service and maintenance cost of revenue	$(13)	$24	$(5)	$41
Sales and marketing	(18)	83	(7)	240
Research and development	(46)	136	(16)	359
General and administrative	(11)	75	14	130
Total non-cash stock-based compensation	$(88)	$318	$(14)	$770

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,942)	$(20,251)
Adjustments to reconcile net loss to net cash used in operating activites
Depreciation and amortization	2,356	2,024
Non-cash stock-based compensation expense (benefit)	(14)	770
Provision for doubtful accounts	(8)	(574)
Changes in operating assets and liabilities:
Accounts receivable	(2,922)	(2,781)
Prepaid expenses, other current assets and other assets	(364)	(934)
Accounts payable	(279)	2,174
Accrued liabilities	(644)	(326)
Restructuring accrual	(5,333)	(4,097)
Deferred revenue	(1,162)	(1,471)
Net cash used in operating activities	(15,312)	(25,466)
Cash flows from investing activities:
Purchase of investments	(61,630)	(35,933)
Maturities of investments	58,628	26,921
Purchase of property and equipment	(867)	(1,258)
Increase in restricted cash	(110)	(224)
Net cash used in investing activities	(3,979)	(10,494)
Cash flows from financing activities:
Repurchase of common stok	--	(11)
Issuance of common stock	--	73
Proceeds from exercise of stock options	49	427
Proceeds from employee stock purchase plan	510	1,485
Net cash provided by financing activities	559	1,974
Effect of exchange rate fluctuations on cash and cash equivalent	349	205
Net decrease in cash and cash equivalents	(18,383)	(33,781)
Cash and cash equivalents, beginning of period	43,771	132,618
Cash and cash equivalents, end of period	$25,388	$98,837
Suplementary disclosures of cash flow information:
Cash paid during the priod for:
Interest	$3	$1
Income taxes	$399	$233
Suplementary disclosures of non-cash transactions:
Unrealized gain (loss) on available-for-sale securities	$(91)	$166
Issuance of escrow shares	$--	$1,743

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Amounts in the condensed consolidated financial statements for the periods ended June 30, 2002 have been reclassified to conform to the current periods’ presentation.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these instructions and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flow for the six months ended June 30, 2003 and 2002. The results for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

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

Investments

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with maturities of less than one year are considered to be short-term. All investments are held in the Company’s name at major financial institutions. As of June 30, 2003, all of the Company’s investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gain or loss included in “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	2-3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Restricted Cash

The restricted cash represents investments in certificates of deposit and interest thereon. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities.

Goodwill and Intangible Assets

Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the respective assets, generally 18 months to five years. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Intangible Assets” beginning on January 1, 2002. As of that date, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, or whenever there is an impairment indicator; other intangible assets are valued and amortized over their estimated lives. Goodwill is not subject to amortization. At June 30, 2003 and December 31, 2002, the Company had no goodwill.

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

For licensed products requiring significant customization, we generally recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue we recognize in any period.

For licensed products which do not require significant customization of components, the Company recognizes revenue from the sale of software licenses when:

.	persuasive evidence of an arrangement exists;

.	the software and corresponding authorization codes have been delivered;

.	the fee is fixed and determinable;

.	collection of the resulting receivable is probable.

The Company uses a signed contract and purchase order or royalty report as evidence of an arrangement for license orders.

Products delivered with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. Delivery is accomplished through electronic distribution of the authorization codes or “keys”. The software was previously delivered to the customer either electronically or on a CD-ROM. Occasionally the customer will require that we secure their acceptance of the system in addition to the delivery of the keys. Such acceptance, when required, typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or task completion rates. In absence of such acceptance, the Company will defer revenue recognition until signed acceptance is obtained.

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

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for an undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when vender-specific objective evidence of fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and vendor specific objective evidence of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from resellers is recognized when product has been sold through to an end user and such sell-through has been reported to the Company. However, certain reseller agreements include time-based provisions by which the Company recognizes revenue, in these instances, there is no right of returns possible.

The timing of license revenue recognition is affected by whether the Company performs consulting services in the arrangement and the nature of those services. In the majority of cases, the Company either performs no consulting services or the Company performs services that are not essential to the functionality of the software. When the Company performs consulting and implementation services that are essential to the functionality of the software, the Company recognizes both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP 81-1, however judgment is required in determining the percentage of the project that has been completed. Such contracts were significant for the three and six months ended June 30, 2003 and 2002, respectively. The Company has also explored the markets for complete speech solutions and delivering through combined product and services, where the Company is required to use the contract accounting based upon percentage of completion. This method of accounting is subject to certain judgments by the Company regarding amount of revenue allocated to percentage of work completed. Typically, the Company would recognize revenue based upon the proportional level of effort expended, combined with the value of the technology delivered, to complete certain milestones defined in the customer contract or statement of work.

Service revenue consists of revenue from providing implementation, consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred, in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, we generally require a signed contract, statement of work and purchase order prior to recognizing any services revenue. The Company’s consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, the Company recognizes revenue using the percentage of completion method. For time-and-materials contracts, the Company recognizes revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

Maintenance revenue consists of fees for providing technical support and software upgrades and updates. The Company generally requires a signed contract and purchase order prior to recognizing any maintenance revenue. The Company recognizes all maintenance revenue ratably over the contract term. Customers have the option to purchase or decline maintenance agreements at the time of the license purchase. If maintenance is declined, a reinstatement fee is generally required when the customer decides to later activate maintenance. Customers generally have the option to renew or decline maintenance agreements annually during the contract term.

The Company’s standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

The Company records deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of June 30, 2003 and December 31, 2002, deferred revenue was $7.8 million and $9.0 million, respectively. The deferred revenue amount includes unearned license fees, which will be recognized as revenue when the appropriate criteria have been met, prepaid maintenance and prepaid or unearned professional services that will be recognized as revenue as the services are performed, or in some cases, when an identified time period has expired and the customer or resellers’ right to certain licenses has been forfeited.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is deemed to be the local country’s currency. Consequently, assets and liabilities recorded in foreign currencies are translated at period-end exchange rates; revenues and expenses are translated at average exchange rates during the period. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets. The effects of foreign currency transactions are included in “Interest and other income, net” in the accompanying condensed consolidated statements of operations.

Accumulated Other Comprehensive Income

Comprehensive income includes net loss and all non-owner changes to stockholders’ equity, which for the Company, is foreign currency translation and changes in unrealized gains and losses on investments. As of June 30, 2003 and December 31, 2002, the cumulative foreign currency translation gain (loss) is $190,000 and $(159,000), net of taxes $112,000 and $(93,000), respectively. As of June 30, 2003 and December 31, 2002, the cumulative unrealized gains on investments are $85,000 and $176,000, net of taxes $50,000 and $103,000, respectively. As of June 30, 2003 and December 31, 2002, the total cumulative other comprehensive income are $275,000 and $17,000. For the three and six months ended June 30, 2003, the total comprehensive losses are $2.5 million and $6.7 million, respectively. For the three and six months ended June 30, 2002, the total comprehensive losses are $9.2 million and $19.9 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No.148, Accounting for Stock-Based Compensation — Transition and Disclosures. Deferred compensation recognized under APB No. 25 is amortized to expense using the graded vesting method. The Company adopted the disclosure-only provisions of SFAS No.123 and No.148, and accordingly, no expense has been recognized for options granted to employees under the various Plans. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company’s pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,667)	$(9,670)	$(6,942)	$(20,251)
Add: Stock-based employee compensation expense (benefit) included in net loss	(88)	221	(14)	383
Less: Total stock-based employee compensation expense under fair value method for all awards	(3,771)	(3,273)	(7,384)	(9,633)
Pro forma net loss	$(6,526)	$(12,722)	$(14,340)	$(29,501)
Basic and diluted net loss per share - as reported	$(0.08)	$(0.29)	$(0.20)	$(0.61)
Basic and diluted net loss per share - pro forma	$(0.19)	$(0.38)	$(0.42)	$(0.88)

3.     RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), which nullifies Emerging Issues Task Force (“EITF”) 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB’s”) conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

On January 1, 2003, the Company adopted Financial Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has provided disclosures as required by FIN 45 in Note 6 to its condensed consolidated financial statements. The adoption of the liability recognition provisions did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting of stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 effective for the year ended December 31, 2002.

In January 2003, the EITF published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on July 1, 2003 and adoption of EITF 00-21 did not have any material impact to our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of the Interpretation will have a material impact on its financial statements.

4.     NET LOSS PER SHARE

Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from stock options and warrants are anti-dilutive due to the reported net loss. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. During the three and six months ended June 30, 2003 and 2002, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted loss per share in such periods, as their effect would have been anti-dilutive due to the net loss reported in such periods. The total number of shares excluded from diluted net loss per share was 9,751,000 shares and 9,394,000 shares, respectively, for the three months and six months ended June 30, 2003. The total number of shares excluded from diluted net loss per share was 6,216,000 shares and 6,920,000 shares, respectively, for the three months and six months ended June 30, 2002.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss	$(2,667)	$(9,670)	$(6,942)	$(20,251)

Basic and diluted shares:
Weighted average shares of common stock outstanding	34,390	33,699	34,291	33,505
Less: weighted average shares of common stock subject to repurchase	(15)	(78)	(19)	(97)
Weighted average shares used to compute basic and diluted net loss per share	34,375	33,621	34,272	33,408
Basic and diluted net loss per share - as reported	$(0.08)	$(0.29)	$(0.20)	$(0.61)

5.     INTANGIBLE ASSETS

Information regarding the Company’s intangible assets follows (in thousands):

	As of June 30, 2003
	Gross Amount	Accumulated Amortization	Net	Amortization period
Purchased Technology	$2,618	$(1732)	$886	5 years
Patents Purchased	375	(62)	313	5 years
Total	$2,993	$(1,794)	$1,199

	As of December 31, 2002
	Gross Amount	Accumulated Amortization	Net	Amortization period
Purchased Technology	$2,618	$(1,563)	$1,055	5 years
Patents Purchased	375	(25)	350	5 years
Warrant - GM Onstar	526	(526)	--	1 year
Total	$3,519	$(2,114)	$1,405

Purchased technology and patents purchased are amortized to cost of license revenue. In total, the Company amortized $169,000 and $37,000 from the purchased technology and the patents purchased, respectively, for the six months ended June 30, 2003; The warrant GM On-star was fully amortized as of December 31, 2002.

As of June 30, 2003, total estimated amortization of the purchased technology and the patent for each of the five fiscal years and thereafter is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2003 (remaining 6 months)	$207
2004	413
2005	413
2006	116
2007	50
Total	$1,199

6.     GUARANTEES

Guarantee

As of June 30, 2003, our financial guarantee consists of standby letters of credit outstanding and it includes the restricted cash requirement collateralizing our lease obligation. The maximum amount of potential future payment under the arrangement at June 30, 2003 was $10.9 million. Related to this maximum exposure, $10.9 million with its interest totaling $12.5 million was presented as Restricted cash on our balance sheet at June 30, 2003.

Warranty

The Company does not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to the effectiveness of our extensive product quality program and processes.

Indemnifications to customers

The Company defends and indemnifies its customers for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to our customers infringe any U.S. patent, copyright, trade secret or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight line basis. The Company has not been required to make material payments pursuant to these provisions historically. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Nuance. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Nuance which provides for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the estimated fair value for these obligations is zero on the balance sheet as of June 30, 2003.

Other Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify our suppliers, contractors, lessors, lessees and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

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

In connection with the restructuring plan, the Company decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The lease loss was increased in August 2002 as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). The Company recorded $1.5 million in costs for the year ended December 31, 2001 associated with severance and related benefits. The Company reduced headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations.

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

In August 2002, with Board of Directors approval, the Company implemented a restructuring plan to reduce the Company’s worldwide workforce by approximately 21%, or 81 employees, to realign the Company’s expense structure with near term market opportunities. In connection with the reduction of workforce, the Company recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of December 31, 2002, approximately $1.9 million of this amount was paid out, with the remainder to be paid by the end of third quarter 2003. The plan also included the consolidation of facilities through the closing of certain international offices that resulted in a charge of $1.6 million. In addition, the Company recorded an increase in the Company’s previously reported real estate restructuring accrual related to the new leased facility the Company does not occupy and which has not been subleased as a result of continued declines in local sub-lease rates in San Mateo County, California. This additional charge of $31.8 million was resulted from an analysis of the time period by which the San Mateo property will remain vacant, sub-lease terms and sub-lease rates, altogether reflecting continued softening of the local real estate market.

The restructuring charges and quarter end balances for the quarter ended June 30, 2003 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)
Accrual balance at December 31, 2001	$29,043	$100	$--	$29,143
Total charges for the year ending December 31, 2002	$31,829	$--	$--	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	--	(9,442)
Balance at December 31, 2002	$51,530	$--	$--	$51,530
Total charges for the quarter ended March 31, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2003	(2,320)	--	--	(2,320)
Balance at March 31, 2003	$49,210	$--	$--	$49,210
Total charges for the quarter ended June 30, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended June 30, 2003	(2,416)	--	--	(2,416)
Balance at June 30, 2003	$46,794	$--	$--	$46,794
Current restructuring accrual	$9,012	$--	$--	$9,012
Long-term restructuring accrual	$37,782	$--	$--	$37,782
Q1 2002 Plan
Total charges for the year ending December 31, 2002	$--	$1,319	$--	$1,319
Amount utilized in the year ending December 31, 2002	--	(1,319)	--	(1,319)
Balance at December 31, 2002	--	--	--	--
Current restructuring accrual	--	--	--	--
Long-term restructuring accrual	$--	$--	$--	$--
Q3 2002 Plan
Total charges for the year ending December 31, 2002	$1,560	$2,567	$--	$4,127
Amount utilized in the year ending December 31, 2002	(1,046)	(1,926)	--	(2,972)
Balance at December 31, 2002	514	641	--	1,155
Total charges for the quarter ended March 31, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2003	(361)	(11)	--	(372)
Balance at March 31, 2003	153	630	--	783
Total charges for the quarter ended June 30, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended June 30, 2003	(36)	(189)	--	(225)
Balance at June 30, 2003	$117	$441	$--	$558
Current restructuring accrual	$117	$441	$--	$558
Long-term restructuring accrual	$--	$--	$--	$--
Balance at June 30, 2003 (All restructuring plans)
Total restructuring accrual: Current	$9,129	$441	$--	$9,570
Total restructuring accrual: Long-term	$37,782	$--	$--	$37,782

The Company expects the total cash outlay for the restructuring plans to be $71.4 million, of which $24.0 million was paid through June 30, 2003 and $47.4 million remains accrued at June 30, 2003. The Company expects $9.1 million of the lease loss to be paid out over the next twelve months and remaining $37.8 million to be paid out over the remaining life of the lease of approximately 9 years. The Company expects the remaining $0.4 million of employee severance and related benefits accrual to be paid out by September 30, 2003.

In February 2003, the Company received cash and recorded an asset impairment credit of $0.9 million related to a refund of tenant improvement costs for the building the Company does not occupy, following the landlord's reconciliation of tenant improvement costs. This credit was recorded on the Restructuring Charges (Credits) line of the Condensed Consolidated Statements of Operation, where the original asset impairment charge of $20.4 million was recognized for the year ended December 31, 2001.

8.     COMMITMENTS

Operating leases

The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. As of June 30, 2003, future minimum lease payments under these agreements (excluding sublease income), including the Company's unoccupied facilities lease and lease loss portion of the restructuring charges, are as follows (in thousands):

Year Ended December 31,	Operating leases
2003 (remaining 6 months)	$4,876
2004	9,142
2005	8,319
2006	8,610
2007	8,871
Thereafter	43,774
Total future minimum lease payments	$83,592

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

Capital leases

In June 2002, the Company’s Canadian subsidiary entered into a lease for certain equipment for approximately $138,000, which is accounted for as a capital lease. This lease bears interest at a rate of 11.2%, and expires in August 2004. Future minimum lease payments under the agreement, as of June 30, 2003, are as follows (in thousands):

Year Ended December 31,	Capital leases
2003 (remaining 6 months)	$25
2004	33
Total minimum lease payments	$58
Amount representing interst (11.2%)	(4)
Present value of minimum lease payments	$54
Current portion of long-term capital lease	(46)
Long-term portion	$8

9.     LITIGATION

On January 16, 2001, Nuance filed an opposition proceeding in the European community against a Community Trade Mark application for NUANCE, owned by Nuance Global Traders, Ltd. The opposition is still pending. The parties have agreed upon a settlement which will become final upon, among other things, completion of final settlement documents.

Beginning in March 2001, a number of putative shareholder class actions were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of California (the “Federal Actions”). The actions have been consolidated as In re Nuance Communications Inc. Securities Litigation, Master File No. C-01-20320-JW. Lead plaintiffs were appointed and a consolidated complaint was filed on behalf of a purported class of persons who purchased the Company’s stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws, specifically Section 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and seek unspecified damages. In April 2003, the court granted in part and denied in part defendants’ most recent motion to dismiss. No trial date has been set. The parties have reached an agreement to settle this litigation which settlement will become final upon, among other things, completion of formal settlement papers, and final approval by the Court. The settlement is to be covered by the Company’s insurance policies. In the event that final settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

In May and June 2001, putative shareholder derivative actions were filed in California Superior Court, San Mateo County, against various of the Company’s present and former officers and the Company’s directors (the “Derivative Actions”). The putative derivative complaints contain allegations similar to the Federal Actions, and claim that the defendants engaged in breaches of fiduciary duty and insider trading. The Company appears to be named as nominal defendant, against whom no recovery is sought. All proceedings in the putative derivative actions have been stayed by agreement of the parties. An agreement has been reached to settle these actions, which settlement will become final upon, among other things, completion of formal settlement papers and Court approval of the settlement.

In August 2001, the first of several putative shareholder class actions were filed against various of the underwriters for the Company’s initial public offering (“IPO”), the Company and certain of its present and former officers and directors in the United States District Court for the Southern District of New York. Those complaints have been consolidated and a consolidated amended complaint filed, captioned In re Nuance Communications Inc. Initial Public Offering Sec. Litig., No. 01-CV-7344. The complaint generally alleges that various investment bank underwriters engaged in improper activities related to the allocation of shares in the Company’s IPO, that were not disclosed in the registration statements for the Company’s IPO or secondary offerings. The consolidated action is part of a larger coordinated proceeding, In re Initial Public Offering Securities Litigation, 21 MC 92, involving more than 40 underwriters and 250 issuers. In October 2002, the individual defendants were dismissed from the action without prejudice pursuant to stipulation. In February 2003, the court issued a ruling on an omnibus motion to dismiss filed by defendants in the coordinated proceeding, denying the motion as to the claims against the Company. No trial date has been set. A proposal has been made for the settlement and release of claims against the issuer defendants in the case, including the Company. The settlement is contingent upon a number of conditions, including completion of formal settlement papers and approval of the Court. In the event that settlement does not occur, and litigation against Nuance continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

Should the respective settlements not proceed as anticipated, an unfavorable resolution of these litigations could have a material adverse effect on the Company’s business, results of operations, or financial condition.

10.     STOCK-BASED COMPENSATION

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

For the three and six months ended June 30, 2003, the Company recorded amortization of deferred compensation of 57,000 and $133,000. Also for the three and six months ended June 30, 2003, the Company reversed excess amortization of deferred stock compensation due to termination of employees of ($145,000) and ($147,000), resulting in net benefit of deferred compensation of ($88,000) and ($14,000), respectively, in the Compny's Condensed Consolidated Statements of Operations. Also for the three and six months ended June 30, 2003, the Company reversed $38,000 and $39,000 of deferred stock compensation and additional paid-in-capital, representing unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees. For the three and six months ended June 30, 2002, the Company recorded amortization of deferred stock compensation of $221,000 and $382,000 respectively, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58. For the six months ended June 30, 2002, the Company reversed approximately $62,000

In connection with the SpeechFront acquisition, the Company recorded deferred compensation expense of $97,000 and $387,000 for the three and six months ended June 30, 2002. SpeechFront related deferred compensation was fully amortized as of December 31, 2002.

The Company expects to amortize non-cash compensation of $40,000 in the remaining 6 months of 2003 and $8,000 in 2004.

11.     SHORT-TERM INVESTMENTS

All our investments are classified as available for sale at June 30, 2003 and December 31, 2002. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. For the six months ended June 30, 2003 and year ended December 31, 2002, the Company has incurred no such impairment.

12.     SEGMENT REPORTING

The Company has three operating segments: licenses, services and maintenance. Revenue and cost of revenue for the segments are identical to those presented on the accompanying condensed consolidated statements of operations. The Company does not track expenses nor derive profit or loss based on these segments. The Company also does not track assets by segments.

Sales of licenses, as well as services and maintenance through June 30, 2003 occurred through resellers and direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
License Revenue:
United States	$3,623	$4,895	$7,356	$8,303
Canada	1,556	661	2,806	967
Europe	555	950	1,181	1,827
Asia	290	217	743	834
Australia	102	188	116	389
Latin America	110	720	112	1,172
Total	$6,236	$7,631	$12,314	$13,492
Service Revenue:
United States	$2,048	$1,178	$3,999	$1,899
Canada	1,288	183	1,934	369
Europe	228	118	398	293
Asia	56	54	86	116
Australia	--	--	--	--
Latin America	6	68	20	160
Total	$3,626	$1,601	$6,437	$2,837
Maintenance Revenue:
United States	$1,893	$1,317	$3,738	$2,493
Canada	269	147	504	276
Europe	429	312	846	623
Asia	135	88	200	175
Australia	185	161	186	330
Latin America	151	113	262	217
Total	$3,062	$2,138	$5,736	$4,114
Total revenue:
United States	$7,564	$7,390	$15,093	$12,695
Canada	3,113	991	5,244	1,612
Europe	1,212	1,380	2,425	2,743
Asia	481	359	1,029	1,125
Australia	287	349	302	719
Latin America	267	901	394	1,549
Total revenue	$12,924	$11,370	$24,487	$20,443

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results during the current fiscal year, statements regarding revenue and expense trends and cash positions, statements regarding our sales and marketing, hiring activities, product development and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Company Risk Factors” and elsewhere in this Report on Form 10-Q and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. For example, see “Company Risk Factors—Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate”, “We are exposed to general economic conditions, which may continue to harm our business”, “If we are unable to effectively manage our operations and resources in accordance with market and economic conditions, our business could be harmed and “Our products can have a long sales and implementation cycle and, as a result, our quarterly operating results may fluctuate” and “We depend upon resellers for a significant portion of our sales. The loss of key resellers or a decline in resellers’ sales of our products could limit our ability to sustain and grow revenue.” The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

OVERVIEW

We develop, market and support speech software products for automating interactions over the telephone for a range of industries and applications. Our products and services include: speech recognition software, which is used to recognize what a person says, deliver responses and information and perform transactions; text-to-speech synthesis software, which converts text, for example, from a database, email or web page into an audio signal to deliver speech over the telephone; voice authentication software, which is used to provide secure access to information by verifying the identity claims of speakers by the unique qualities of their voices; grammars, which define the dictionary of possible caller responses for use in applications; and a standards-based software platform designed as a foundation for speech application deployment and management. In June 2003, we added our Nuance Call Steering application, a packaged application designed to accurately and cost-effectively route phone calls to the correct customer care destinations. We plan to add additional applications for key industries which, like Nuance Call Steering, will be designed to leverage the features inherent in our engines and platform while reducing deployment time and cost.

We seek to actively support both emerging industry standards as well as proprietary development environments. Our software is designed to work with Voice Extensible Markup Language (“VoiceXML”), the recognized industry standard language for the creation of voice-driven products and services. We also offer a range of consulting, support and education services that enable our customers and channel partners to develop and maintain voice-driven applications that use our software products.

We sell our products both directly through our sales force and indirectly through third-party resellers. We sell our products to customers in the United States, Canada, the United Kingdom and other countries in Europe, China and other countries in Asia, Australia, Central America and Latin America. We anticipate that markets outside of the United States will continue to represent a meaningful portion of total future revenue.

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

.	focusing resources on geographic and industry targets believed to have the highest potential for revenue,

.	evolving our voice platform and developing and supporting applications designed to increase the speed and ease of deployment and reduce the total cost of ownership of speech systems,

.	developing and strengthening a multi-channel selling model,

.	developing advanced speech technologies that deliver customer value and maintain our leadership position in the speech industry.

Some specific operating changes have already been accomplished, such as the restructuring actions taken in the first and third quarters of 2002, the release of the Nuance Voice Platform product in the first quarter of 2003 and the release of our first application product, Nuance Call Steering 1.0 in the second quarter of 2003. We plan to introduce certain new applications in the future. Other operating activities, including new products and changes to selling and delivery channels, will continue to evolve over the remainder of this and next fiscal year. We are making these strategic shifts because we believe that they will enhance our business performance, however, some of the actions we are taking, such as the introduction of new products, present inherent risks. We believe that these new products will make speech systems faster and easier to deploy, and will create value for our customers. The success of these products depends upon certain market factors such as information technology spending generally, market acceptance of packaged software applications and industry adoption of VoiceXML and related standards.

In addition, we are responding to customers' requests to work more directly with them and provide them greater access to Nuance's speech expertise across all levels of their speech solutions. We believe that increasing our direct relationships with end users and delivering more complete solutions will allow us to reap greater value from these sales transactions. However, this new sales and delivery model may also present increased costs and risks such as increased liability for complete solution delivery, costs and risks of subcontractors, and delays in recognition of revenue due to project timelines for solutions deployment. Further, we may experience periodic variation in our consulting services revenues when long-term consulting projects come to completion. In addition, while we are actively working to manage potential channel conflicts and maintain strong reseller relationships, certain reseller relationships may be adversely affected by our introduction of our own platform product and/or our direct sales activities, which may have an unfavorable impact on revenue from certain resellers.

We are committed to a multi-channel sales approach and reseller partners have been and will continue to be instrumental in delivering speech engines, applications and services to our end customers. We are actively working to maintain and build strong relationships with existing resellers as well as new resellers. We will continue to focus efforts on fostering a strong reseller channel, particularly to leverage complementary capabilities in order to speed and ease deployment of speech solutions. We may encounter difficulties or delays in finding reseller partners having such complementary capabilities and/or establishing reseller partner relationships with such entities.

In addition, competition exists in the speech technology market. We believe that our business and technology has the ability to compete effectively, however, the market is relatively new and susceptible to change. Our competitors may be able to develop superior technologies or may combine with each other to leverage complimentary technologies or relationships. Current and potential competitors may be larger and may be able to invest greater resources in competitive efforts and/or may establish relationships among themselves or with third parties to increase their technological and/or selling and marketing abilities.

CODE OF BUSINESS CONDUCT AND ETHICS

We maintain a code of business conduct and ethics for directors, officers and employees, and will promptly disclose any waivers of the code for directors or executive officers. Our code of business practices addresses conflicts of interest; confidentiality; compliance with laws, rules and regulations (including insider trading laws); and related matters.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of operations for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenue:
License	48%	67%	50%	66%
Service	28	14	26	14
Maintenance	24	19	24	20
Total revenue	100	100	100	100
Cost of revenue:
License	1	2	1	1
Service	17	12	18	17
Maintenance	7	8	7	9
Total cost of revenue	25	22	26	27
Gross profit	75	78	74	73
Operating expenses:
Sales and marketing (1)	57	108	59	104
Research and development (1)	31	31	32	35
General and administrative (1)	23	35	25	34
Non-cash compensation expense (benefits)	(1)	3	--	4
Restructuring charges (credits)	--	--	(4)	6
Total operating expenses	110	177	112	183
Loss from operations	(35)	(99)	(38)	(110)
Interest and other income, net	2	6	3	7
Loss before income taxes	(33)	(93)	(35)	(103)
Benefit from income taxes	(12)	(8)	(7)	(4)
Net loss	(21)%	(85)%	(28)%	(99)%

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

Total revenue for the three months ended June 30, 2003 was $12.9 million, compared with $11.4 million in the three months ended June 30, 2002, an increase of 14%. Total revenue for the six months ended June 30, 2003 was $24.5 million, compared with $20.4 million in the six months ended June 30, 2002, an increase of 20%.

License revenue for the three months ended June 30, 2003 was $6.2 million, compared with $7.6 million in the three months ended June 30, 2002, a decrease of 18%. License revenue for the six months ended June 30, 2003 was $12.3 million, compared with $13.5 million in the six months ended June 30, 2002, a decrease of 9%. For the three months ended June 30, 2003, we released our first application product on schedule, Nuance call Steering 1.0. This follows our release of the Nuance Voice Platform product in the first quarter of 2003. These new releases have helped our revenue generation. Comparing to the quarter ended June 30, 2003, we have closed a greater number of transactions in the quarter ended June 30, 2002. License revenue represented 48% and 50% of total revenue for the three and six months ended June 30, 2003, respectively, and 67% and 66% of total revenue for the three and six months ended June 30, 2002, respectively.

Service revenue for the three months ended June 30, 2003 was $3.6 million, compared with $1.6 million for the three months ended June 30, 2002, an increase of 127%. Service revenue for the six months ended June 30, 2003 was $6.4 million, compared with $2.8 million for the six months ended June 30, 2002, an increase of 127%. Service revenues grew primarily from a large multi-quarter contract. Service revenue represented 28% and 26% of total revenue for the three and six months ended June 30, 2003 and 14% of total revenue both for the three and six months ended June 30, 2002, respectively.

Maintenance revenue for the three months ended June 30, 2003 was $3.1 million, compared with $2.1 million for the three months ended June 30, 2002, representing an increase of 43%. Maintenance revenue for the six months ended June 30, 2002 was $5.7 million, compared with $4.1 million for the six months ended June 30, 2002, an increase of 39%. The increased maintenance revenue was due primarily to an increase in the support contract renewal rate and a one-time benefit from some retroactive back support revenue for which the services had already been delivered. Maintenance revenue represented 24% of total revenue both for the three and six months ended June 30, 2003, respectively, and 19% and 20% of total revenue for the three and six months ended June 30, 2002, respectively.

Cost of Revenue

Cost of license revenue consists primarily of third-party royalties, media and documentation costs. Cost of license revenues were $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively, a decrease of 60% and 39%, respectively from $0.2 million and $0.3 million for three and six months ended June 30, 2002. The decrease was primarily due to the write off of purchased software for the six months ended June 30, 2002. During 2001, we purchased $550,000 of third-party software to complement our core platform product line. At December 31, 2001, we assessed the remaining carrying value of this software in relation to recovery of future revenues and wrote off $275,000. In 2002, we wrote off $118,000 and $204,000 for the three and six months ended June 30, 2002. We wrote off the remaining amount during the third quarter of 2002. Cost of license revenue as a percentage of license revenue was 1% and 2% in the three and six months ended June 30, 2003, respectively, compared with 3% and 2% for the three and six months ended June 30, 2002, respectively.

Cost of service revenue for the three months ended June 30, 2003 was $2.3 million, compared with $1.4 million in the quarter ended June 30, 2002, representing an increase of 63%. Cost of service revenue for the six months ended June 30, 2003 was $4.5 million, compared with $3.4 million in the six months ended June 30, 2002, an increase of 31%. The increase was due to additional capacity, in the form of third party services, temporarily employed to fulfill a large multi-quarter contract . Also, there is an increase of professional service personnel by approximately 6 employees, or 20%, at June 30, 2003 compared with the headcount at June 30, 2002. Cost of service revenue as a percentage of service revenue was 63% and 70% in the three and six months ended June 30, 2003, respectively, compared with 87% and 120% for the three and six months ended June 30, 2002, respectively. We provide consulting services both through the use of our own employees as well as through the use of contracted third party services. Cost of service revenue may fluctuate and may vary based on the need to contract third party services.

Cost of maintenance revenue was $0.9 million for the three months ended June 30, 2003 and 2002. Cost of maintenance revenue was $1.8 million for the six months ended June 30, 2003 and 2002. It remains flat period over period. Cost of maintenance revenue as a percentage of maintenance revenue was 29% and 31% in the three and six months ended June 30, 2003, respectively, compared with 41% and 43% for the three and six months ended June 30, 2002, respectively. Cost of maintenance revenue run rates are expected to remain constant in absolute dollars but are expected to vary slightly as a percentage of total revenue in the third quarter of 2003. However, this will depend upon our revenue growth, among other factors. Accordingly, there can be no assurance that we will be successful in maintaining our cost of maintenance revenues as a percentage of total revenues.

Operating Expenses

We have reduced costs and expenses to better align resources with revenue opportunities anticipated in the current information technology market. In January 2002 and August 2002, we announced restructuring plans to reduce our workforce by approximately 8% and 21%, respectively. Most of the savings resulting from the workforce reduction is reflected in sales and marketing expense. We have also reduced variable costs across the Company as a result of discretionary spending controls.

Sales and Marketing — Sales and marketing expenses primarily consist of compensation and related costs for sales, marketing and business development personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses for the three months ended June 30, 2003 were $7.3 million, compared with $12.3 million in the three months ended June 30, 2002, representing a decrease of 41%. Sales and marketing expenses for the six months ended June 30, 2003 were $14.4 million, compared with $21.4 million in the six months ended June 30, 2002, a decrease of 33%. The decrease was primarily attributable to the reduction of the global customer team and marketing workforce. The global customer team was decreased by 74 persons, approximately 50%, from 149 persons at June 30, 2002 to 75 persons at June 30, 2003 and the marketing force was decreased by 10 persons, approximately 28%, from 36 at June 30, 2002 to 26 at June 30, 2003. These two factors resulted in lower payroll and related overhead costs. We recognize significant benefits from cost restructuring actions we took in the third quarter of 2002. As a percentage of total revenue, sales and marketing expenses were 57% and 59% for the three and six month periods ended June 30, 2003, respectively, and 108% and 104% in the three and six month periods ended June 30, 2002, respectively.

Research and Development — Research and development expenses primarily consist of compensation and related costs for research and development personnel and contractors. Research and development expenses for the three months ended June 30, 2003 were $4.0 million, compared with $3.5 million in the three months ended June 30, 2002, representing an increase of 14%. Research and development expenses for the six months ended June 30, 2003 were $7.8 million, compared with $7.2 million in the six months ended June 30, 2002, an increase of 9%. This increase reflects our continuing efforts to develop and deliver enhancements to our core speech engine products, to develop and deliver our new Nuance Voice Platform product and Nuance Call Steering Application product. As a percentage of total revenue, research and development expenses were 31% and 32% in the three and six months ended June 30, 2003 respectively, and 31% and 35% in the three and six months ended June 30, 2002, respectively. We anticipate that research and development expenses will increase nominally in absolute dollars and will vary as a percentage of total revenue from period to period.

General and Administrative — General and administrative expenses primarily consist of compensation and related costs for administrative personnel, legal services, accounting services, insurance and other general corporate expenses. General and administrative expenses for the three months ended June 30, 2003 were $3.0 million, compared with $4.0 million in the three months ended June 30, 2002, representing a decrease of 25%. General and administrative expenses for the six months ended June 30, 2003 were $6.1 million, compared with $6.9 million in the six months ended June 30, 2002, a decrease of 11%. The decrease was primarily in the reduction in professional services and decreased cost as a result of head count reduction in the Q3 2002 restructure plan. Headcount for general and administrative personnel decreased by approximately 3 employees, a reduction of approximately 5%, from 61 at June 30, 2002 to 58 at June 30, 2003. As a percentage of total revenue, general and administrative expenses were 23% and 25% in the three and six months ended June 30, 2003, respectively, and 35% and 34% in the three and six months ended June 30, 2002. We anticipate that general and administrative expenses will decline slightly in absolute dollars and will vary as a percentage of total revenue from period to period.

Non-Cash Compensation Expense (Benefits) — In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. For the three and six months ended June 30, 2003, the Company recorded amortization of deferred compensation of 57,000 and $133,000. Also for the three and six months ended June 30, 2003, the Company reversed excess amortization of deferred stock compensation due to termination of employees of ($145,000) and ($147,000), resulting in net benefit of deferred compensation of ($88,000) and ($14,000), respectively, in the Compny's Condensed Consolidated Statements of Operations. Also for the three and six months ended June 30, 2003, the Company reversed $38,000 and $39,000 of deferred stock compensation and additional paid-in-capital, representing unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees. For the three and six months ended June 30, 2002, the Company recorded amortization of deferred stock compensation of $221,000 and $382,000 respectively, relating to approximately 3,152,000 stock options granted at a weighted average exercise price of $8.58. For the six months ended June 30, 2002, the Company reversed approximately $62,000

In connection with the SpeechFront acquisition, the Company recorded deferred compensation expense of $97,000 and $387,000 for the three and six months ended June 30 2002. SpeechFront related deferred compensation was fully amortized as of December 31, 2002.

In December 2000, we issued a warrant to a customer to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant was exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. We amortized $205,000 for the six months ended June 30, 2002 related to this warrant. We reduced the warrant expense by $18,000 for the performance we delivered to this customer. The warrant expired unexercised in August 2002.

We expect to amortize non-cash compensation of $40,000 in the remaining 6 months of 2003 and $8,000 in 2004, respectively.

Restructuring Charges (Credits)

Fiscal Year 2001

In April 2001, with Board of Directors approval, we implemented a restructure plan to align our expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, we recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements during the quarter ended June 30, 2001. We decreased the asset impairment charge by $0.5 million in the quarter ended December 31, 2001.

In connection with the restructuring plan, we decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms and (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The lease loss was increased in August 2002 as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.). We recorded $1.5 million in costs for the year ended December 31, 2001 associated with severance and related benefits. We reduced headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations.

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

In August 2002, with Board of Directors approval, we implemented a restructuring plan to reduce our worldwide workforce by approximately 21%, or 81 employees, to realign our expense structure with near term market opportunities. In connection with the reduction of workforce, we recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of December 31, 2002, approximately $1.9 million of this amount was paid out, with the remainder to be paid by the end of third quarter 2003. The plan also included the consolidation of facilities through the closing of certain international offices that resulted in a charge of $1.6 million. In addition, we recorded an increase in our previously reported real estate restructuring accrual related to the new leased facility we do not occupy and which has not been subleased as a result of continued declines in local sub-lease rates in San Mateo County, California. This additional charge of $ 31.8 million was resulted from an analysis of the time period by which the San Mateo property will remain vacant, sub-lease terms and sub-lease rates, altogether reflecting continued softening of the local real estate market.

The restructuring charges and quarter end balances for the quarter ended June 30, 2003 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)
Accrual balance at December 31, 2001	$29,043	$100	$--	$29,143
Total charges for the year ending December 31, 2002	$31,829	$--	$--	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	--	(9,442)
Balance at December 31, 2002	$51,530	$--	$--	$51,530
Total charges for the quarter ended March 31, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2003	(2,320)	--	--	(2,320)
Balance at March 31, 2003	$49,210	$--	$--	$49,210
Total charges for the quarter ended June 30, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended June 30, 2003	(2,416)	--	--	(2,416)
Balance at June 30, 2003	$46,794	$--	$--	$46,794
Current restructuring accrual	$9,012	$--	$--	$9,012
Long-term restructuring accrual	$37,782	$--	$--	$37,782
Q1 2002 Plan
Total charges for the year ending December 31, 2002	$--	$1,319	$--	$1,319
Amount utilized in the year ending December 31, 2002	--	(1,319)	--	(1,319)
Balance at December 31, 2002	--	--	--	--
Current restructuring accrual	--	--	--	--
Long-term restructuring accrual	$--	$--	$--	$--
Q3 2002 Plan
Total charges for the year ending December 31, 2002	$1,560	$2,567	$--	$4,127
Amount utilized in the year ending December 31, 2002	(1,046)	(1,926)	--	(2,972)
Balance at December 31, 2002	514	641	--	1,155
Total charges for the quarter ended March 31, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2003	(361)	(11)	--	(372)
Balance at March 31, 2003	153	630	--	783
Total charges for the quarter ended June 30, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended June 30, 2003	(36)	(189)	--	(225)
Balance at June 30, 2003	$117	$441	$--	$558
Current restructuring accrual	$117	$441	$--	$558
Long-term restructuring accrual	$--	$--	$--	$--
Balances at June 30, 2003 (All restructuring plans)
Total restructuring accrual: Current	$9,129	$441	$--	$9,570
Total restructuring accrual: Long-term	$37,782	$--	$--	$37,782

We expect the total cash outlay for the restructuring plans to be $71.4 million, of which $24.0 million was paid through June 30, 2003 and $47.4 million remains accrued at June 30, 2003. We expect $9.1 million of the lease loss to be paid out over the next twelve months and the remaining $37.8 million to be paid out over the remaining life of the lease of approximately 10 years. We expect the remaining $0.4 million of employee severance and related benefits accrual to be paid out by September 30, 2003.

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

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term and long-term investments. Interest and other income, net was $253,000 and $719,000 in the three and six months ended June 30, 2003, respectively; $654,000 and $1,521,000 in the three and six months ended June 30, 2002, respectively, a decrease of 61% and 53% in the three and six month period, respectively. This decrease was due to a reduction in interest income, resulting from lower cash and investment balances and a decline in interest rates.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through June 30, 2003 and therefore have not recorded a provision for U.S. federal income taxes for any period through June 30, 2003. We recorded income tax expense relating to foreign royalties taxes of $15,000 and $55,000 for the three months ended June 30, 2003 and 2002, respectively, $63,000 and $92,000 for the six months ended June 30, 2003 and 2002, respectively. The income tax expense has been reduced by foreign tax credits. For the six months ended June 30, 2003, the benefit for income taxes totaled $1.6 million, primarily due to technology tax credits from our Canadian operations and the one-time credits of $1.4 million associated with certain international VAT and income tax liabilities from Europe. We do not expect the tax credits to be substantial in future quarters.

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

As of June 30, 2003, we had cash and cash equivalents of $25.4 million, short-term and long-term investments totaling approximately $86.6 million.

Our operating activities used cash of $15.3 million and $25.5 million for the six months ended June 30, 2003 and 2002, respectively. The negative operating cash flows in the quarter ended June 30, 2003 and 2002 both resulted principally from our net losses and lease payments for a building we do not occupy.

Our investing activities used cash of $4.0 million and $10.5 million for the six months ended June 30, 2003 and 2002, respectively. The use of cash for investing activities relates primarily to purchases of investments, offset by the maturities of certain portion of investment.

Our financing activities generated cash of $559,000 and $2.0 million for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by financing activities related primarily to the proceeds from the sale of common stock through the exercise of stock options and through employee stock purchase plan.

Contractual obligations

The following table summarizes our obligations and commercial commitments to make future payments under contracts as of June 30, 2003 (in thousands):

Contractual Obligations	Total	2003 (remaining 6 months)	2004	2005	2006	2007	Thereafter
Operating leases	$ 83,592	$ 4,876	$ 9,142	$ 8,319	$ 8,610	$ 8,871	$ 43,774
Capital leases	58	25	33	--	--	--	--
Total Contractual Obligations	$ 83,650	$ 4,901	$ 9,175	$ 8,319	$ 8,610	$ 8,871	$ 43,774

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$ 10,943	$ --	$ --	$ --	$ 10,943

Our capital requirements depend on numerous factors. We may continue to report significant quarterly operating losses resulting in future negative operating cash flows. We do not plan to spend more than $2 million on capital expenditures in the remaining 6 months of 2003. We believe that our cash, cash equivalents and our short-term and long-term investments will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

The restricted cash secures our letters of credit of approximately $10.9 million and is invested with a bank, as required by our landlords to meet rent deposits requirements for our leases on facilities. As of June 30, 2003, $10.9 million and its accumulated interest totaled $12.5 million and is presented as Restricted cash on our balance sheet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Such estimates include uncollectible accounts receivable, restructuring accrual for leases, taxes and contingencies. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Those policies are as follows:

.	revenue recognition;

.	restructuring and impairment charges;

.	valuation allowance for doubtful accounts;

.	income taxes;

.	valuation of long-lived assets.

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

Our license revenue consists of license fees for the software products. The license fees for our software products are calculated using two variables, one of which is the estimated maximum number of simultaneous end-user connections or “ports” to an application running on our software and the other of which is the value attributed to the functional use of the software.

For licensed products requiring significant customization, we generally recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue we recognize in any period.

For licensed products which do not require significant customization of components, we recognize revenue from the sale of software licenses when:

.	persuasive evidence of an arrangement exists;

.	the software and corresponding authorization codes have been delivered;

.	the fee is fixed and determinable;

.	collection of the resulting receivable is probable.

We use a signed contract and purchase order or royalty report as evidence of an arrangement for license orders.

Products delivered with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. Delivery is accomplished through electronic distribution of the authorization codes or “keys”. The software was previously delivered to the customer either electronically or on a CD-ROM. Occasionally the customer will require that we secure their acceptance of the system in addition to the delivery of the keys. Such acceptance, when required, typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or task completion rates. In absence of such acceptance, we will wait and not recognize revenue until signed acceptance is obtained.

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

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for an undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when vender-specific objective evidence of fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and vendor specific objective evidence of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from resellers is recognized when product has been sold through to an end user and such sell-through has been reported to us. However, certain reseller agreements include time-based provisions by which we recognize revenue, in these instances, there is no right of returns possible.

The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement and the nature of those services. In the majority of cases, we either perform no consulting services or we perform services that are not essential to the functionality of the software. When we perform consulting and implementation services that are essential to the functionality of the software, we recognize both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP 81-1, however judgment is required in determining the percentage of the project that has been completed. Such contracts were significant for the three and six months ended June 30, 2003 and 2002, respectively. We have also explored the markets for complete speech solutions and delivering through combined product and services, where we are required to use the contract accounting based upon percentage of completion. This method of accounting is subject to certain judgments by us regarding amount of revenue allocated to percentage of work completed. Typically, we would recognize revenue based upon the proportional level of effort expended, combined with the value of the technology delivered, to complete certain milestones defined in the customer contract or statement of work.

Service revenue consists of revenue from providing implementation, consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred, in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, we generally require a signed contract, statement of work and purchase order prior to recognizing any services revenue. Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

Maintenance revenue consists of fees for providing technical support and software upgrades and updates. We generally require a signed contract and purchase order prior to recognizing any maintenance revenue. We recognize all maintenance revenue ratably over the contract term. Customers have the option to purchase or decline maintenance agreements at the time of the license purchase. If maintenance is declined, a reinstatement fee is generally required when the customer decides to later activate maintenance. Customers generally have the option to renew or decline maintenance agreements annually during the contract term.

Our standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

We record deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of June 30, 2003 and December 31, 2002, deferred revenue was $7.8 million and $9.0 million, respectively. The deferred revenue amount includes unearned license fees, which will be recognized as revenue when the appropriate criteria have been met, prepaid maintenance and prepaid or unearned professional services that will be recognized as revenue as the services are performed, or in some cases, when an identified time period has expired and the customer or resellers’ right to certain licenses has been forfeited.

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

Restructuring and Impairment Charges

Through June 30, 2003, we have accrued for restructuring costs when management approved and committed to a firm plan. Historically the main components of our restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges were accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building would remain vacant (2) sublease terms and (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". These reserves were based upon management’s estimate of the time required to sublet the property and the amount of sublet income that might be generated between the date the property was not occupied and expiration of the lease for each of the unoccupied property. These estimates were reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates. As of June 30, 2003, and the date of this filing, we believe our estimates remain materially correct. Asset impairments primarily reflected write-offs of tenant improvements and fixtures associated with abandoned lease space. SFAS No.146 ” Accounting for Costs Associated with Exit or disposal Activities” requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective in January 2003.

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

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of June 30, 2003, we have no goodwill balance and no impairment of intangibles was recorded.

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

— delays or cancellations in orders by customers who are reducing spending or adjusting project plans;

— delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

— timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

— delays in recognition of software license revenue in accordance with applicable accounting principles;

— our ability to develop, introduce, ship and support new and enhanced products, such as new versions of our software platform and application(s), that respond to changing technology trends in a timely manner and our ability to manage product transitions;

— rate of market adoption for speech technology generally and our products in particular such as our new software platform and applications;

— changes in our selling model including focus of certain sales representatives on direct sales to end user customers and resulting potential for channel conflict;

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

WE DEPEND UPON RESELLERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF KEY RESELLERS, OR A DECLINE IN RESELLERS’ RESALE OF OUR PRODUCTS AND SERVICES, COULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUE.

In 2000, 72% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 75% in 2001, 74% in 2002 and 62% for the six months ended June 30, 2003. Though this percentage may vary or decrease in the future, we intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. In addition, some of our resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

Our contracts with resellers generally do not require a reseller to purchase our products or services. We cannot guarantee that any of our resellers will continue to market our products or devote significant resources to doing so. In addition, while we are actively working to manage potential channel conflicts and maintain strong reseller relationships, certain reseller relationships may be adversely affected by our introduction of our own platform product and /or our direct sales activities, which may have an unfavorable impact on revenue from certain resellers. In addition, we will, from time to time, terminate or adjust some of our relationships with resellers in order to address changing market conditions, improve our business, adapt to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with resellers and our business and result decreased sales through resellers or threatened or actual litigation. Finally, our resellers possess confidential information concerning our products and services, product release schedules and sales, marketing and reseller operations. Although we have nondisclosure agreements with our resellers, we cannot guarantee that any reseller would not use our confidential information in competition with us or otherwise. If our resellers do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses since our inception, including a net loss of approximately $6.9 million for the six months ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of approximately $245.8 million. We expect we could have net losses and negative cash flow for at least the next 12 months. We expect to spend significant amounts to develop or enhance our products, services and technologies and to enhance delivery capabilities. As a result, we will need to generate significant increases in revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMER ORDERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE DURING ANY GIVEN PERIOD. THE LOSS OF, OR DELAYS IN, A KEY ORDER COULD SUBSTANTIALLY REDUCE OUR REVENUE IN ANY GIVEN PERIOD AND HARM OUR BUSINESS

We derive a significant portion of our revenue in each period from a limited number of customers. For example, for the six months ended June 30, 2003, five customers made up 39% of our total revenue. Two customers accounted for, individually, approximately 11% and 10% of our total revenue.

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

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include SpeechWorks International and Scansoft, which have recently announced their agreement to merge, IBM, Microsoft and others. With respect to our software platform, there are many vendors, including some of our reseller partners, who market and sell platforms for voice systems. We expect additional competition from other companies, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors may have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products, platforms and applications to address the needs of our prospective customers.

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

International sales represented approximately 35%, 42% and 47% of our total revenue in 2002, 2001 and 2000, respectively and represented 38% of our total revenue for the 6months ended June 30, 2003. We anticipate that revenue from markets outside the United States will continue to represent a meaningful portion of our total revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company. For the year ended December 31, 2001, the Company evaluated the carrying value of the assets related to the SpeechFront acquisition and recorded an asset impairment. In February 2001, we acquired non-exclusive intellectual property rights from a third-party. For the year ended December 31, 2001, the Company performed an impairment analysis and decided that asset was impaired and was subsequently written down to its estimated fair value. Any future acquisitions of companies or technologies would be accompanied by risks such as:

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

WE ARE CURRENTLY ENGAGED IN VARIOUS SECURITIES LITIGATIONS, WHICH, IF RESOLVED UNFAVORABLY, COULD ADVERSELY AFFECT OUR BUSINESS,RESULTS
OF OPERATIONS OR FINANCIAL OPERATIONS

We have been sued in various shareholder lawsuits in state court in California and federal district court in California and New York (See “Part II –Item 1 –Legal Proceedings”). If the respective settlements to not proceed as anticipated, an unfavorable resolution of these lawsuits could have a material adverse effect on our business, results of operations, and/or financial condition.

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

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain these key employees. We cannot guarantee that we will be able to retain all key personnel. For example, in April 2003, our President, Chief Executive Officer and Chairman, Ronald Croen, existed his position as President and CEO. In addition, in January 2002 Graham Smith resigned from his position with Nuance as Chief Financial Officer. Other than Charles Berger, none of our key technical or senior management personnel are bound by employment agreements to remain at the Company, and, as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacement of such personnel could be difficult and costly, and if we are unable to successfully and swiftly replace such personnel and effectively transition to new management personnel, our business could be harmed. We do not have key personnel life insurance policies covering any of our employees.

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

Interest Rate Risk

As of June 30, 2003, we had cash and cash equivalents, short-term investments and long-term investments of $112.0 million. Any decline in interest rates over time would reduce our interest income from our short-term and long-term investments. Based upon our balance of cash and cash equivalents, short-term investments and long-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 16, 2001, Nuance filed an opposition proceeding in the European community against a Community Trade Mark application for NUANCE, owned by Nuance Global Traders, Ltd. The opposition is still pending. The parties have agreed upon a settlement which will become final upon, among other things, completion of final settlement documents.

Beginning in March 2001, a number of putative shareholder class actions were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of California (the “Federal Actions”). The actions have been consolidated as In re Nuance Communications Inc. Securities Litigation, Master File No. C-01-20320-JW. Lead plaintiffs were appointed and a consolidated complaint was filed on behalf of a purported class of persons who purchased the Company’s stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws, specifically Section 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and seek unspecified damages. In April 2003, the court granted in part and denied in part defendants’ most recent motion to dismiss. No trial date has been set. The parties have reached an agreement to settle this litigation which settlement will become final upon, among other things, completion of formal settlement papers, and final approval by the Court. The settlement is to be covered by the Company’s insurance policies. In the event that final settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

In May and June 2001, putative shareholder derivative actions were filed in California Superior Court, San Mateo County, against various of the Company’s present and former officers and the Company’s directors (the “Derivative Actions”). The putative derivative complaints contain allegations similar to the Federal Actions, and claim that the defendants engaged in breaches of fiduciary duty and insider trading. The Company appears to be named as nominal defendant, against whom no recovery is sought. All proceedings in the putative derivative actions have been stayed by agreement of the parties. An agreement has been reached to settle these actions, which settlement will become final upon, among other things, completion of formal settlement papers and Court approval of the settlement.

In August 2001, the first of several putative shareholder class actions were filed against various of the underwriters for the Company’s initial public offering (“IPO”), the Company and certain of its present and former officers and directors in the United States District Court for the Southern District of New York. Those complaints have been consolidated and a consolidated amended complaint filed, captioned In re Nuance Communications Inc. Initial Public Offering Sec. Litig., No. 01-CV-7344. The complaint generally alleges that various investment bank underwriters engaged in improper activities related to the allocation of shares in the Company’s IPO, that were not disclosed in the registration statements for the Company’s IPO or secondary offerings. The consolidated action is part of a larger coordinated proceeding, In re Initial Public Offering Securities Litigation, 21 MC 92, involving more than 40 underwriters and 250 issuers. In October 2002, the individual defendants were dismissed from the action without prejudice pursuant to stipulation. In February 2003, the court issued a ruling on an omnibus motion to dismiss filed by defendants in the coordinated proceeding, denying the motion as to the claims against the Company. No trial date has been set. A proposal has been made for the settlement and release of claims against the issuer defendants in the case, including the Company. The settlement is contingent upon a number of conditions, including completion of formal settlement papers and approval of the Court. In the event that settlement does not occur, and litigation against Nuance continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

Should the respective settlements not proceed as anticipated, an unfavorable resolution of these litigations could have a material adverse effect on the Company’s business, results of operations, or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 22, 2003. At the meeting, the following proposals received the votes listed below:

Proposal I:     Election of Class III directors to serve a three-year term ending in 2006.

	Votes for:	Votes against:
Charles Berger	18,355,272	7,440,310
Gary Morgenthaler	25,469,757	325,825

The Company’s Board of Directors is currently comprised of eight (8) members who are divided into three classes with overlapping three-year terms. The term for Class I directors (Ronald Croen, Irwin Federman and Vinton Cerf) will expire at the meeting of stockholders to be held in 2004. The term for Class II directors (Curtis Carlson, Alan Herzig and Philip Quigley) will expire at the meeting of stockholders to be held in 2005

Proposal II:     Approval of Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the 2003 fiscal year

Votes for:	25,761,872
Votes against:	25,861
Abstentions:	7,850

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

Exhibit Index Exhibit number	Description
3.1*	Restated Certificate of Incorporation of the Company, as currently in effect.

3.2**	Bylaws of the Company, as currently in effect.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a)of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a)of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the registrant’s Registration Statement on Form S-1 (File no. 333-96217) as declared effectively by the Securities and Exchange Commission on February 2, 2000.

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

NUANCE COMMUNICATIONS, INC.
(Registrant)

Date: August 13, 2003	By: /s/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing