Form 10-Q
period 2003-09-30
NUANCE COMMUNICATIONS
filed 2003-11-14
CIK 1102556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

34,897,866 shares of the registrant’s common stock, $0.001 par value, were outstanding as of October 31, 2003.

NUANCE COMMUNICATIONS,INC. & SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2003

i

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 30,077	$ 43,771
Short-term investments	77,536	80,624
Accounts receivable, net of allowance for doubtful accounts of $679 and $670, respectively	10,563	8,350
Insurance claim receivable	11,000	--
Prepaid expenses and other current assets	6,757	6,564

Total current assets	135,933	139,309
Property and equipment, net	4,344	6,330
Intangible assets, net	1,096	1,405
Restricted cash	11,106	11,078
Long-term investments	--	3,113
Other assets	235	435

Total assets	$ 152,714	$ 161,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 708	$ 1,591
Accrued liabilities	5,442	7,249
Current restructuring accrual	9,736	10,453
Accrued vacation	1,692	1,847
Legal settlement payable	11,000	--
Deferred revenue	7,764	8,954
Current portion of capital lease	43	37
Total current liabilities	36,385	30,131
Long-term restructuring accrual	45,172	42,232
Other long-term liabilities	15	34
Total liabilities	81,572	72,397
Commitments (Note 8)
Stockholders’ Equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 34,544,009 shares and 34,182,244 shares issued and outstanding, respectively	35	34
Additional paid-in capital	328,832	328,339
Deferred stock compensation	(9)	(221)
Accumulated other comprehensive income	294	17
Accumulated deficit	(258,010)	(238,896)
Total stockholders’ equity	71,142	89,273
Total liabilities and stockholders’ equity	$ 152,714	$ 161,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenue:
License	$7,095	$5,741	$19,409	$19,233
Service	3,645	2,404	10,082	5,241
Maintenance	3,083	2,358	8,819	6,472

Total revenue	13,823	10,503	38,310	30,946

Cost of revenue:
License	102	196	282	491
Service (1)	2,255	2,052	6,729	5,467
Maintenance (1)	853	863	2,624	2,625

Total cost of revenue	3,210	3,111	9,635	8,583

Gross profit	10,613	7,392	28,675	22,363

Operating expenses:
Sales and marketing (1)	6,583	10,959	20,936	32,312
Research and development (1)	3,665	3,883	11,492	11,090
General and administrative (1)	2,753	3,159	8,892	10,051
Non-cash stock-based compensation	33	33	19	803
Restructuring charges	10,318	34,841	9,375	36,160
Asset impairments	--	887	--	887

Total operating expenses	23,352	53,762	50,714	91,303

Loss from operations	(12,739)	(46,370)	(22,039)	(68,940)
Interest and other income, net	325	694	1,044	2,215

Loss before income taxes	(12,414)	(45,676)	(20,995)	(66,725)
Provision (benefits) from income taxes	(242)	191	(1,881)	(607)

Net loss	$(12,172)	$(45,867)	$(19,114)	$(66,118)

Basic and diluted net loss per share	$(0.35)	$(1.36)	$(0.56)	$(1.97)
Shares used to compute basic and diluted net loss per share	34,503	33,807	34,353	33,541
(1) Excludes non-cash stock-based compensation as follows:
Service and maintenance cost of revenue	$5	$4	$--	$45
Sales and marketing	7	5	--	245
Research and development	17	13	1	372
General and administrative	4	11	18	141
Total non-cash stock-based compensation	$33	$33	$19	$803

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(19,114)	$(66,118)
Adjustments to reconcile net loss to net cash used in operating activites
Depreciation and amortization	3,367	3,077
Non-cash stock-based compensation	19	803
Allowance for doubtful accounts	9	(598)
Changes in operating assets and liabilities:
Accounts receivable	(2,222)	(1,038)
Insurance claim receivable	(11,000)	--
Prepaid expenses, other current assets and other assets	7	(168)
Accounts payable	(883)	95
Accrued liabilities and other	(1,975)	(800)
Restructuring accrual	2,223	27,816
Legal settlement payable	11,000	--
Deferred revenue	(1,190)	(1,904)
Net cash used in operating activities	(19,759)	(38,835)
Cash flows from investing activities:
Purchase of investments	(84,884)	(63,842)
Maturities of investments	90,936	34,973
Purchase of property and equipment	(1,072)	(2,138)
Purchase of technology	--	(375)
Increase in restricted cash	(28)	(6)
Net cash prodided by (used in) investing activities	4,952	(31,388)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	510	1,485
Proceeds from exercise of stock options	177	469
Proceeds from issuance of common stock	--	73
Repurchase of common stock	--	(11)
Net cash provided by financing activities	687	2,016
Effect of exchange rate fluctuations on cash and cash equivalents	426	83
Net decrease in cash and cash equivalents	(13,694)	(68,124)
Cash and cash equivalents, beginning of period	43,771	132,618
Cash and cash equivalents, end of period	$30,077	$64,494
Supplementary disclosures of cash flow information:
Cash paid during the priod for:
Interest	$3	$11
Income taxes	$1,052	$494
Suplementary disclosures of non-cash transactions:
Unrealized gain (loss) on available-for-sale securities	$(149)	$271
Issuance of escrow shares	$--	$1,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     ORGANIZATION AND OPERATIONS

Nuance Communications, Inc. (the “Company”) was incorporated on July 15, 1994 in the State of California, and subsequently reincorporated in March 2000 in the State of Delaware to develop, market and support software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. The Company’s software platform consists of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of resellers, original equipment manufacturers, and system integrators and directly to end-users.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Amounts in the condensed consolidated financial statements for the preceding periods have been reclassified to conform to the current periods’ presentation.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these instructions and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flow for the nine months ended September 30, 2003 and 2002. The results for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

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

Investments

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate notes and bonds and commercial paper. Investments with maturities of less than one year are considered to be short-term. All investments are held in the Company’s name at major financial institutions. As of September 30, 2003, all of the Company’s investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gain or loss included in “Accumulated other comprehensive income,” in the accompanying Condensed Consolidated Balance Sheets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	2-3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Restricted Cash

The restricted cash represents investments in certificates of deposit thereon. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for certain leased facilities.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the respective assets, generally 18 months to five years. The Company adopted Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Intangible Assets" beginning on January 1, 2002. As of that date, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, or whenever there is an impairment indicator; other intangible assets are valued and amortized over their estimated lives. Goodwill is not subject to amortization. At September 30, 2003 and December 31, 2002, the Company had no goodwill.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flow. If the total of the future undiscounted net cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Revenue Recognition

Revenues are generated from licenses, services and maintenance. All revenues generated from our worldwide operations are reviewed at our corporate headquarters, located in the United States. The Company applies the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. The Company also recognizes some revenue based on SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

The Company's license revenue consists of license fees for the software products. The license fees for the Company's software products are calculated using two variables, one of which is the estimated maximum number of simultaneous end-user connections or "ports" to an application running on our software and the other of which is the value attributed to the functional use of the software.

For licensed products requiring significant customization, we generally recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our percentage completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue we recognize in any period.

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

Products delivered with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. Delivery is accomplished through electronic distribution of the authorization codes or "keys". The software was previously delivered to the customer either electronically or on a CD-ROM. Occasionally the customer will require that we secure their acceptance of the system in addition to the delivery of the keys. Such acceptance, when required, typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or task completion rates. In cases of absence of such required acceptance, the Company will defer revenue recognition until signed acceptance is obtained.

The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. The Company assesses collectibility of the transaction based on a number of factors, including the customer's past payment history and its current financial position. If the Company determines that collection of a fee is not probable, the Company defers recognition of the revenue until the time collection becomes reasonably assured, which is generally upon receipt of the cash payment.

The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when vendor-specific objective evidence of fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and vendor specific objective evidence of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from resellers is recognized when product has been sold through to an end user and such sell-through has been reported to the Company. However, certain reseller agreements include time-based provisions on which the Company bases revenue recognition, in these instances, there is no right of returns possible.

The timing of license revenue recognition is affected by whether the Company performs consulting services in the arrangement and the nature of those services. In the majority of cases, the Company either performs no consulting services or the Company performs services that are not essential to the functionality of the software. When the Company performs consulting and implementation services that are essential to the functionality of the software, the Company recognizes both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP 81-1, however judgment is required in determining the percentage of the project that has been completed. Such contracts were significant for the three and nine months ended September 30, 2003 and 2002, respectively. The Company has also explored the markets for complete speech solutions and delivering through combined product and services, where the Company is required to use the contract accounting based upon percentage of completion. This method of accounting is subject to certain judgments by the Company regarding amount of revenue allocated to percentage of work completed. Typically, the Company would recognize revenue based upon the proportional level of effort expended, combined with the value of the technology delivered, to complete certain milestones defined in the customer contract or statement of work.

Service revenue consists of revenue from providing implementation, consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred, in accordance with the Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." For services revenue, we generally require a signed contract, Statement of Work and purchase order prior to recognizing any services revenue. The Company's consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, the Company recognizes revenue using the percentage of completion method. For time-and-materials contracts, the Company recognizes revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

Maintenance revenue consists of fees for providing technical support and software upgrades and updates. The Company generally requires a signed contract and purchase order prior to recognizing any maintenance revenue. The Company recognizes all maintenance revenue ratably over the contract term for such maintenance. Customers have the option to purchase or decline maintenance agreements at the time of the license purchase. If maintenance is declined, a reinstatement fee is generally required when the customer decides to later activate maintenance. Customers generally have the option to renew or decline maintenance agreements annually during the contract term.

The Company's standard payment terms are generally net 30 to 90 days from the date of invoice. Payment terms can be up to net 120 days at management discretion. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

The Company records deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of September 30, 2003 and December 31, 2002, deferred revenue was $7.8 million and $9.0 million, respectively. The deferred revenue amount includes unearned license fees, which will be recognized as revenue when the appropriate criteria have been met, or in some cases, when an identified time period has expired and the customer or resellers' right to certain licenses has been forfeited, prepaid maintenance and prepaid or unearned professional services that will be recognized as revenue as the services are performed.

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

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is deemed to be the local country's currency. Consequently, assets and liabilities recorded in foreign currencies are translated at period-end exchange rates; revenues and expenses are translated at average exchange rates during the period. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of "Accumulated other comprehensive income" in the accompanying Condensed Consolidated Balance Sheets. The effects of foreign currency transactions are included in "Interest and other income, net" in the accompanying condensed consolidated statements of operations.

Accumulated Other Comprehensive Income

Comprehensive income includes net loss and all non-owner changes to stockholders' equity, which for the Company, is foreign currency translation and changes in unrealized gains and losses on investments. As of September 30, 2003 and December 31, 2002, the cumulative foreign currency translation gain (loss) is $267,000 and $(159,000), net of taxes $156,000 and $(93,000), respectively. As of September 30, 2003 and December 31, 2002, the cumulative unrealized gains on investments are $27,000 and $176,000, net of taxes $16,000 and $103,000, respectively. As of September 30, 2003 and December 31, 2002, the total cumulative other comprehensive income are $294,000 and $17,000. For the three and nine months ended September 30, 2003, the total comprehensive losses are $12.2 million and $18.8 million, respectively. For the three and nine months ended September 30, 2002, the total comprehensive losses are $45.9 million and $65.8 million, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No.148, “Accounting for Stock-Based Compensation-- Transition and Disclosures.” We adopted the disclosure-only provisions of SFAS No.123 and No.148, and accordingly, no expense has been recognized for options granted to employees under the various Plans. We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. Had compensation expense been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123, the Company's pro forma net loss and net loss per share would be as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net loss, as reported	$(12,172)	$(45,867)	$(19,114)	$(66,118)
Add: Stock-based employee compensation expense included in net loss	33	33	19	416
Less: Total stock-based employee compensation expense under fair value method for all awards	(2,704)	(4,032)	(10,088)	(13,665)
Pro forma net loss	$(14,843)	$(49,866)	$(29,183)	$(79,367)
Basic and diluted net loss per share - as reported	$(0.35)	$(1.36)	$(0.56)	$(1.97)
Basic and diluted net loss per share - pro forma	$(0.43)	$(1.48)	$(0.85)	$(2.37)

3.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the EITF published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after September 15, 2003. The Company adopted EITF 00-21 on July 1, 2003 and adoption of EITF 00-21 did not have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of the Interpretation will have a material impact on its financial statements.

4. NET LOSS PER SHARE

Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from stock options and warrants are anti-dilutive due to the reported net loss. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. During the three and nine months ended September 30, 2003 and 2002, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted loss per share in such periods, as their effect would have been anti-dilutive due to the net loss reported in such periods. The total number of shares excluded from diluted net loss per share was 9,558,000 shares and 9,449,000 shares, respectively, for the three months and nine months ended September 30, 2003. The total number of shares excluded from diluted net loss per share was 6,666,000 shares and 6,835,000 shares, respectively, for the three months and nine months ended September 30, 2002.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net loss	$(12,172)	$(45,867)	$(19,114)	$(66,118)

Basic and diluted shares:
Weighted average shares of common stock outstanding	34,507	33,859	34,367	33,623
Less: weighted average shares of common stock subject to repurchase	(4)	(52)	(14)	(82)
Weighted average shares used to compute basic and diluted net loss per share	34,503	33,807	34,353	33,541
Basic and diluted net loss per share	$(0.35)	$(1.36)	$(0.56)	$(1.97)

5. INTANGIBLE ASSETS

         Information regarding the Company’s intangible assets follows (in thousands):

	As of September 30, 2003
	Gross Amount	Accumulated Amortization	Net	Amortization period
Purchased Technology	$2,618	$(1,816)	$802	5 years
Patents Purchased	375	(81)	294	5 years
Total	$2,993	$(1,897)	$1,096

	As of December 31, 2002
	Gross Amount	Accumulated Amortization	Net	Amortization period
Purchased Technology	$2,618	$(1,563)	$1,055	5 years
Patents Purchased	375	(25)	350	5 years
Warrant - Onstar GM	526	(526)	--	1 year
Total	$3,519	$(2,114)	$1,405

Purchased technology and patents purchased are amortized to cost of license revenue. In total, for purchased technology, the Company amortized $84,000 and $253,000 respectively, for the three and nine months ended September 30, 2003; for patents purchased, the Company amortized $19,000 and $56,000 respectively, for the three and nine months ended September 30, 2003; The warrant Onstar GM was fully amortized as of December 31, 2002.

As of September 30, 2003, total estimated amortization of the purchased technology and the patent for each of the five fiscal years and thereafter is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2003 (remaining 3 months)	$104
2004	413
2005	413
2006	116
2007	50
Total	$1,096

6.    GUARANTEES

Guarantee

As of September 30, 2003, our financial guarantees consist of standby letters of credit outstanding and they include the restricted cash requirements collateralizing our lease obligations. The maximum amount of potential future payment under the arrangement at September 30, 2003 were $10.9 million related to Pacific Shores lease in California and $198, 000 related to our Montreal lease, totaling $11.1 million presented as Restricted cash on our Condensed Consolidated Balance Sheet at September 30, 2003.

Warranty

The Company does not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to the effectiveness of our extensive product quality program and processes.

Indemnifications to Customers

We defend and indemnify our customers for damages and reasonable costs incurred in any suit or claim brought against them alleging that our products sold to our customers infringe any U.S. patent, copyright, trade secret or similar right. If a product becomes the subject of an infringement claim, we may, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight line basis. We have not been required to make material payments pursuant to these provisions historically. We have not identified any losses that are probable under these provisions and, accordingly, we have not recorded a liability related to these indemnification provisions.

Indemnifications to Officers and Directors

Our corporate by-laws require that we indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Nuance. In addition, we have entered into separate indemnification agreements with each director and each board-appointed officer of Nuance, which provides for indemnification of these directors and officers under similar circumstances and under additional circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the estimated fair value for these obligations is zero on the Condensed Consolidated Balance Sheet as of September 30, 2003.

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

7.    RESTRUCTURING

Fiscal Year 2001

In April 2001, with Board of Directors approval, the Company implemented a restructure plan to align our expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, the Company recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements during the quarter ended September 30, 2001. The Company decreased the asset impairment charge by $0.5 million in the quarter ended December 31, 2001.

In connection with the restructuring plan, the Company decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The lease loss was increased in August 2002 and September 2003 as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.).

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

In August 2002, with Board of Directors approval, the Company implemented a restructuring plan to reduce the Company’s worldwide workforce by approximately 21%, or 81 employees, to realign the Company’s expense structure with near term market opportunities. In connection with the reduction of workforce, the Company recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of September 30, 2003, approximately $2.3 million of this amount was paid out, with the remainder to be paid by the December 2003. As of September 30, 2003, the Company also reversed an excess accrual for this restructuring plan, which resulted in recording of $0.2 million as a credit to the Restructuring charge line in the Condensed Consolidated Statement of Operations.

The plan also included the consolidation of facilities through the closing of certain international offices that resulted in a charge of $1.6 million. In addition, the Company recorded an increase in the Company’s previously reported real estate restructuring accrual related to the new leased facility the Company does not occupy and which has not been subleased as a result of continued declines in the condition of the San Francisco Bay Area real estate market. This additional charge of $31.8 million resulted from an analysis of the time period by which the California property will remain vacant, sub-lease terms and sub-lease rates, altogether reflecting continued softening of the local real estate market.

Fiscal Year 2003

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

For the three months ended September 30, 2003, the Company reviewed its earlier estimate for the lease loss for the unoccupied leased facility and the condition of the San Francisco Bay Area real estate market. The Company estimated that it might take an additional 18 months to sublease this unoccupied facility. The Company also lowered the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $10.4 million and is recorded as part of the Restructuring charges on the Condensed Consolidated Statement of Operations.

For the three months ended September 30, 2003, the Company reduced the Company’s general and administrative workforce by 9%, or net of 5 employees, to realign the organization to the Company’s structure. The Company recorded a restructuring charge of $0.2 million primarily for severance and termination costs relating to the reduction in workforce. As of September 30, 2003, $0.1 million was paid out, with the remainder to be paid in the fourth quarter of 2003. In addition, the Company reversed the excess accrual for the August 2002 restructuring plan, which resulted in a $0.2 million credit to the Restructuring charge line in the Condensed Consolidated Statement of Operations.

The restructuring charges and quarter end balances for the quarter ended September 30, 2003 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)
Accrual balance at December 31, 2001	$29,043	$100	$--	$29,143
Total charges for the year ending December 31, 2002	$31,829	$--	$--	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	--	(9,442)
Balance at December 31, 2002	$51,530	$--	$--	$51,530
Total charges for the quarter ended March 31, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2003	(2,320)	--	--	(2,320)
Balance at March 31, 2003	$49,210	$--	$--	$49,210
Total charges for the quarter ended June 30, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended June 30, 2003	(2,416)	--	--	(2,416)
Balance at June 30, 2003	$46,794	$--	$--	$46,794
Total charges for the quarter ended September 30, 2003	$10,373	$--	$--	$10,373
Amount utilized in the quarter ended September 30, 2003	(2,392)	--	--	(2,392)
Balance at September 30, 2003	$54,775	$--	$--	$54,775
Current restructuring accrual	$9,603	$--	$--	$9,603
Long-term restructuring accrual	$45,172	$--	$--	$45,172
Q1 2002 Plan
Total charges for the year ending December 31, 2002	$--	$1,319	$--	$1,319
Amount utilized in the year ending December 31, 2002	--	(1,319)	--	(1,319)
Balance at December 31, 2002	--	--	--	--
Current restructuring accrual	--	--	--	--
Long-term restructuring accrual	$--	$--	$--	$--
Q3 2002 Plan
Total charges for the year ending December 31, 2002	$1,560	$2,567	$--	$4,127
Amount utilized in the year ending December 31, 2002	(1,046)	(1,926)	--	(2,972)
Balance at December 31, 2002	514	641	--	1,155
Total charges for the quarter ended March 31, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2003	(361)	(11)	--	(372)
Balance at March 31, 2003	153	630	--	783
Total charges for the quarter ended June 30, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended June 30, 2003	(36)	(189)	--	(225)
Balance at June 30, 2003	$117	$441	$--	$558
Total charges for the quarter ended September 30, 2003	$--	$(238)	$--	$(238)
Reclassed from severance to lease loss	$(14)	$--	$--	$(14)
Amount utilized in the quarter ended September 30, 2003	(37)	(177)	--	(214)
Balance at September 30, 2003	$66	$26	$--	$92
Current restructuring accrual	$66	$26	$--	$92
Long-term restructuring accrual	$--	$--	$--	$--
Q3 2003 Plan
Total charges for the quarter ended September 30, 2003	$--	$183	$--	$183
Amount utilized in the quarter ended September 30, 2003	--	(142)	--	(142)
Balance at September 30, 2003	$--	$41	$--	$41
Current restructuring accrual	$--	$41	$--	$41
Long-term restructuring accrual	$--	$--	$--	$--
Balance at September 30, 2003 (All restructuring plans)
Total restructuring accrual: Current	$9,669	$67	$--	$9,736
Total restructuring accrual: Long-term	$45,172	$--	$--	$45,172

The Company expects the total cash outlay for the restructuring plans to be $81.8 million, of which $26.9 million was paid through September 30, 2003 and $54.9 million remains accrued at September 30, 2003. The Company expects $9.7 million of the lease loss to be paid out over the next twelve months and remaining $45.2 million to be paid out over the remaining life of the lease of approximately 9 years.

8. COMMITMENTS

Operating leases

The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. As of September 30, 2003, future minimum lease payments under these agreements (excluding sublease income), including the Company’s unoccupied facilities lease and lease loss portion of the restructuring charges, are as follows (in thousands):

Year Ended December 31,	Operating leases
2003 (remaining 3 months)	$2,433
2004	9,142
2005	8,319
2006	8,610
2007	8,871
Thereafter	43,774
Total future minimum lease payments	$81,149

In May 2000, the Company entered into a lease for a new headquarters facility. The lease has an eleven-year term, which began in August 2001, and provides for monthly rent payments starting at approximately $600,000. A $10.9 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 and August 2002 restructuring plans, the Company decided not to occupy this new leased facility, as well as close certain international offices and have recorded a lease loss of $65.8 million related to future lease commitments, net of expected sublease income. For the three months ended September 30, 2003, the company reviewed its earlier estimate for the sublease loss and estimated that there may be an additional 18 months that the property will remain vacant. The Company also lowered the estimates for the expected sublease rental rates. This evaluation resulted in recording an additional lease loss of $10.4 million. The future minimum lease payments table referenced above does not include estimated sublease income as there are no sublease commitments as of September 30, 2003.

Capital leases

In September 2002, the Company’s Canadian subsidiary entered into a lease for certain equipment for approximately $138,000, which is accounted for as a capital lease. This lease bears interest at a rate of 11.2%, and expires in August 2004. Future minimum lease payments under the agreement, as of September 30, 2003, are as follows (in thousands):

Year Ended December 31,	Capital leases
2003 (remaining 3 months)	$12
2004	33
Total minimum lease payments	$45
Amount representing interst (11.2%)	(2)
Present value of minimum lease payments - current	$43

Asset under capital lease had a cost basis of $160,000 and accumulated depreciation of $62,000 as of September 30, 2003.

9. LITIGATION

On January 16, 2001, Nuance filed an opposition proceeding in the European community against a Community Trade Mark application for NUANCE, owned by Nuance Global Traders, Ltd. The opposition is still pending. The parties have agreed upon a settlement, which will become final upon, among other things, completion of final settlement documents.

Beginning in March 2001, a number of putative shareholder class actions were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of California (the "Federal Actions"). The actions have been consolidated as In re Nuance Communications Inc. Securities Litigation, Master File No. C-01-20320-JW. Lead plaintiffs were appointed and a consolidated complaint was filed on behalf of a purported class of persons who purchased the Company's stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws, specifically Section 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and seek unspecified damages. In April 2003, the court granted in part and denied in part defendants' most recent motion to dismiss. No trial date has been set. On August 18, 2003, the parties executed an agreement to settle this litigation for $11 million, in which the settlement will become final, upon approval by the Court. The settlement is to be covered by the Company's insurance policies and is reflected in the accompanying condensed consolidated balance sheet as of September 30, 2003 as an insurance claim receivable and a legal settlement payable. In the event that final settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

In May and September 2001, putative shareholder derivative actions were filed in California Superior Court, San Mateo County, against various of the Company's present and former officers and the Company's directors (the "Derivative Actions"). The putative derivative complaints contain allegations similar to the Federal Actions, and claim that the defendants engaged in breaches of fiduciary duty and insider trading. The Company appears to be named as nominal defendant, against whom no recovery is sought. All proceedings in the putative derivative actions have been stayed by agreement of the parties. An agreement has been reached to settle these actions, which settlement will become final upon, among other things, completion of formal settlement papers and Court approval of the settlement.

In August 2001, the first of several putative shareholder class actions were filed against various of the underwriters for the Company's initial public offering ("IPO"), the Company and certain of its present and former officers and directors in the United States District Court for the Southern District of New York. Those complaints have been consolidated and a consolidated amended complaint filed, captioned In re Nuance Communications Inc. Initial Public Offering Sec. Litig., No. 01-CV-7344. The complaint generally alleges that various investment bank underwriters engaged in improper activities related to the allocation of shares in the Company's IPO, that were not disclosed in the registration statements for the Company's IPO or secondary offerings. The consolidated action is part of a larger coordinated proceeding, In re Initial Public Offering Securities Litigation, 21 MC 92, involving more than 40 underwriters and 250 issuers. In October 2002, the individual defendants were dismissed from the action without prejudice pursuant to stipulation. In February 2003, the court issued a ruling on an omnibus motion to dismiss filed by defendants in the coordinated proceeding, denying the motion as to the claims against the Company. No trial date has been set. A proposal has been made for the settlement and release of claims against the issuer defendants in the case, including the Company. The settlement is contingent upon a number of conditions, including completion of formal settlement papers and approval of the Court. In the event that settlement does not occur, and litigation against Nuance continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

Should the respective settlements not proceed as anticipated, an unfavorable resolution of these litigations could have a material adverse effect on the Company's business, results of operations, or financial condition.

10. STOCK - BASED COMPENSATION

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and fair value of the Company's common stock on the date of grant. In connection with the grant of stock options prior to our initial public offering, the Company recorded deferred stock compensation of approximately $8.7 million within stockholders' equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28.

Relating to approximately 3,152,000 stock options granted before initial public offer at a weighted average exercise price of $8.58, for the three and nine months ended September 30, 2003, the Company recorded amortization of deferred compensation of $39,000 and $172,000. During the same periods, the Company reversed excess amortization of deferred stock compensation due to termination of employees of ($6,000) and ($153,000), resulting in net expense of deferred compensation of $33,000 and $19,000. For the three and nine months ended September 30, 2003, the Company reversed approximately $1,000 and $40,000, of deferred stock compensation and additional paid-in capital, representing unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees. For the three and nine months ended September 30, 2002, the Company recorded amortization of deferred stock compensation of $221,000 and $790,000 respectively, the Company reversed excess amortization of deferred stock compensation due to termination of ($188,000) and ($374,000), resulting in net expense of deferred compensation of $33,000 and $416,000. For the three and nine months ended September 30, 2002, the Company reversed approximately $77,000 and $139,000 of deferred stock compensation and additional paid-in-capital, representing unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees.

In connection with the SpeechFront acquisition, the Company recorded deferred compensation expense $387,000 for the nine months ended September 30, 2002. SpeechFront related deferred compensation was fully amortized as of December 31, 2002.

The Company expects to amortize the remaining deferred stock compensation of $9,000 in the three months ended December 31, 2003.

11. SHORT-TERM INVESTMENTS

All our investments are classified as available for sale at September 30, 2003 and December 31, 2002. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive income (loss), a separate component of stockholders' equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net. For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred.

Our investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. For the nine months ended September 30, 2003, the Company has incurred no such impairment.

12. SEGMENT REPORTING

The Company has three operating segments: licenses, services and maintenance. Revenue and cost of revenue for the segments are identical to those presented on the accompanying condensed consolidated statements of operations. The Company does not track expenses nor derive profit or loss based on these segments. The Company also does not track assets by segments.

Sales of licenses, as well as services and maintenance through September 30, 2003, occurred through resellers and direct sales representatives located in the Company's headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
License Revenue:
United States	$4,411	$3,232	$11,767	$11,535
Canada	673	508	3,479	1,476
Europe	1,021	845	2,202	2,671
Asia	949	510	1,692	1,343
Australia	18	4	142	393
Latin America	23	642	127	1,814
Total	$7,095	$5,741	$19,409	$19,233
Service Revenue:
United States	$2,006	$1,887	$6,005	$3,786
Canada	1,374	229	3,308	598
Europe	204	185	602	478
Asia	54	48	140	164
Australia	2	--	8	--
Latin America	5	55	19	215
Total	$3,645	$2,404	$10,082	$5,241
Maintenance Revenue:
United States	$1,906	$1,447	$5,645	$3,940
Canada	272	165	776	441
Europe	432	344	1,278	967
Asia	152	103	352	278
Australia	177	167	328	497
Latin America	144	132	440	349
Total	$3,083	$2,358	$8,819	$6,472
Total revenue:
United States	$8,323	$6,566	$23,417	$19,261
Canada	2,319	901	7,563	2,515
Europe	1,657	1,374	4,082	4,116
Asia	1,155	661	2,184	1,786
Australia	197	171	478	890
Latin America	172	829	586	2,378
Total revenue	$13,823	$10,503	$38,310	$30,946

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including but not limited to our expectations for results during the current fiscal year, statements regarding revenue and expense trends and cash positions, statements regarding our sales and marketing, hiring activities, product development and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Company Risk Factors” and elsewhere in this Report on Form 10-Q and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. For example, see “Company Risk Factors—Our ability to accurately forecast our quarterly sales is limited, our costs are relatively fixed in the short term and we expect our business to be affected by seasonality. As a result, our quarterly operating results may fluctuate”, “We are exposed to general economic conditions, which may continue to harm our business”, “If we are unable to effectively manage our operations and resources in accordance with market and economic conditions, our business could be harmed, “Our products can have a long sales and implementation cycle and, as a result, our quarterly operating results and revenues may fluctuate”, “We depend on a limited number of customer orders for a substantial portion of our revenue during any given period. The loss or delays in a key order could substantially reduce our revenue in any given period and harm our business” and “We depend upon resellers for a significant portion of our sales. The loss of key resellers or a decline in resellers’ sales of our products could limit our ability to sustain and grow revenue.” The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for the full year or any future periods.

OVERVIEW

We develop, market and support speech software products for automating interactions over the telephone for a range of industries and applications. Our products and services include: speech recognition software, which is used to recognize what a person says, deliver responses and information and perform transactions; text-to-speech synthesis software, which converts text, for example, from a database, email or web page into an audio signal to deliver speech over the telephone; voice authentication software, which can be used to verify the identity of speakers by the unique qualities of their voices; grammars, which define the dictionary of possible caller responses for use in applications; and a standards-based software platform designed as a foundation for speech application deployment and management. In June 2003, we added our Nuance Call Steering application, a packaged application designed to accurately and cost-effectively route phone calls to the correct customer care destinations. We plan to add additional applications for key industries which, like Nuance Call Steering, will be designed to leverage the features inherent in our engines and platform while reducing deployment time and cost.

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

OVERVIEW OF OPERATION

Our growth and profitability are heavily dependent upon general economic conditions and demand for information technology. Our growth has traditionally been fueled by the telecommunications and financial services industries. Both industries have sustained dramatic slowdowns over the past several years. Information technology spending remains sluggish and may continue to lag for the foreseeable future.

In response to the challenging business environment, we have evolved and continue to evolve our strategic direction in a way that we believe will improve our business performance. Our strategic objectives include

.	focusing resources on geographic and industry targets believed to have the highest potential for revenue,

.	evolving our voice platform and developing supporting applications designed to increase the speed and ease of deployment and reduce the total cost of ownership of speech systems,

.	developing and strengthening a multi-channel selling model,

.	developing advanced speech technologies that deliver customer value and maintain our leadership position in the speech industry.

Some specific operating changes have already been accomplished, such as the restructuring actions taken in the first and third quarters of 2002, the release of the Nuance Voice Platform product in the first quarter of 2003 and the release of our first application product, Nuance Call Steering in the second quarter of 2003 and our focus on driving complete speech solutions into the large telecom and enterprise call center markets. We plan to introduce certain new applications in the future. Other operating activities, including new products and changes to selling and delivery channels, will continue to evolve over the remainder of this and next fiscal year. We are making these strategic shifts because we believe that they will enhance our business performance, however, some of the actions we are taking, such as the introduction of new products, present inherent risks. We believe that these new products will make speech systems faster and easier to deploy, and will create value for our customers. The success of these products depends upon certain market factors such as information technology spending generally, market acceptance of packaged software applications and industry adoption of VoiceXML and related standards.

In addition, we are responding to customers’ requests to work more directly with them and provide them greater access to Nuance’s speech expertise across all levels of their speech solutions. We believe that increasing our direct relationships with end users and delivering more complete solutions will allow us to reap greater value from these sales transactions. However, this new sales and delivery model may also present increased costs and risks such as increased liability for complete solution delivery, costs and risks of subcontractors, and delays in recognition of revenue due to project timelines for solutions deployment. Further, we may experience periodic variation in our consulting services revenues when long-term consulting projects come to completion. In addition, while we are actively working to manage potential channel conflicts and maintain strong reseller relationships, certain reseller relationships may be adversely affected by our introduction of our own platform product and application product and/or our direct sales activities, which may have an unfavorable impact on revenue from certain resellers.

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

In addition, competition exists in the speech technology market. We believe that our business and technology has the ability to compete effectively, however, the speech market is relatively new and susceptible to change. Our competitors may be able to develop superior technologies or may combine with each other to leverage complimentary technologies or relationships. Current and potential competitors may be larger than Nuance and may be able to invest greater resources in competitive efforts and/or may establish relationships among themselves or with third parties to increase their technological and/or selling and marketing abilities.

CODE OF BUSINESS CONDUCT AND ETHICS

We maintain a code of business conduct and ethics for directors, officers and employees, and will promptly disclose any waivers of the code for directors or executive officers. Our code of business practices addresses conflicts of interest; confidentiality; compliance with laws, rules and regulations (including insider trading laws); and related matters.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net revenue represented by certain items in our statements of operations for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenue:
License	51%	55%	51%	62%
Service	27	23	26	17
Maintenance	22	22	23	21
Total revenue	100	100	100	100
Cost of revenue:
License	1	2	1	2
Service	16	20	17	18
Maintenance	6	8	7	8
Total cost of revenue	23	30	25	28
Gross profit	77	70	75	72
Operating expenses:
Sales and marketing	48	104	55	104
Research and development	26	37	30	36
General and administrative	20	30	23	32
Non-cash stock-based compensation	-	--	--	3
Restructuring charges	75	332	25	117
Asset impairments	--	9	--	3
Total operating expenses	169	512	133	295
Loss from operations	(92)	(442)	(58)	(223)
Interest and other income, net	2	7	3	7
Loss before income taxes	(90)	(435)	(55)	(216)
Provision (benefits)from income taxes	(2)	2	(5)	(2)
Net loss	(88)%	(437)%	(50)%	(214)%

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue

Total revenue for the three months ended September 30, 2003 was $13.8 million, compared with $10.5 million in the three months ended September 30, 2002, an increase of 32%. This increase was attributable to increases in each of our three revenue categories, and from a regional standpoint, reflected U.S. growth of 27% and international growth of 40%. Total revenue for the nine months ended September 30, 2003 was $38.3 million, compared with $30.9 million in the nine months ended September 30, 2002, an increase of 24%. This increase was primarily attributable to the increase in service revenues, and to a lesser extent maintenance revenues, and from a regional standpoint, reflected U.S. growth of 22% and international growth of 27%.

License revenue for the three months ended September 30, 2003 was $7.1 million, compared with $5.7 million in the three months ended September 30, 2002, an increase of 24%. This increase was primarily attributable to revenues generated from several large scale solutions projects in the U.S. and Canada. License revenue for the nine months ended September 30, 2003 was $19.4 million, compared with $19.2 million in the nine months ended September 30, 2002, an increase of 1%. License revenue represented 51% of total revenue both for the three and nine months ended September 30, 2003, respectively, and 55% and 62% of total revenue for the three and nine months ended September 30, 2002, respectively. Our license revenue represented 51% of total revenue both for the three and nine months ended September 30, 2003, respectively, and 55% and 62% of total revenue for the three and nine months ended September 30, 2002, respectively. License revenue as a percentage of total revenue decreased from the nine months ended September 30, 2002 to the nine months ended September 30, 2002, due primarily to that service revenue as a percentage of total revenue increases during these periods. This increase in service revenue was a result of a few large multi-quarter service contracts in the U.S. and Canada.

Service revenue for the three months ended September 30, 2003 was $3.6 million, compared with $2.4 million for the three months ended September 30, 2002, an increase of 52%. Service revenue for the nine months ended September 30, 2003 was $10.1 million, compared with $5.2 million for the nine months ended September 30, 2002, an increase of 92%. Service revenues grew primarily from a few large multi-quarter services contracts in the U.S and Canada. Service revenue represented 27% and 26% of total revenue for the three and nine months ended September 30, 2003, respectively, and 23% and 17% of total revenue both for the three and nine months ended September 30, 2002, respectively.

Maintenance revenue for the three months ended September 30, 2003 was $3.1 million, compared with $2.4 million for the three months ended September 30, 2002, representing an increase of 31%. Maintenance revenue for the nine months ended September 30, 2002 was $8.8 million, compared with $6.5 million for the nine months ended September 30, 2002, an increase of 36%. The increased maintenance revenue during these periods was due primarily to an increase in the support contract renewal rate and a one-time benefit from some retroactive back support revenue for which the services had already been delivered. Maintenance revenue represented 22% and 23% of total revenue for the three and nine months ended September 30, 2003, respectively, and 22% and 21% of total revenue for the three and nine months ended September 30, 2002, respectively.

Cost of Revenue

Cost of license revenue consists primarily of third-party royalties, media and documentation costs. Cost of license revenues for the three months ended September 30, 2003 was $0.1 million, compared with $0.2 million in the three months ended September 30, 2002, representing a decrease of 48%. Cost of license revenues was $0.3 million for the nine months ended September 30, 2003, compared with $0.5 million for the nine months ended September 30, 2002, representing a decrease of 43%. The decrease was primarily due to the write off of purchased software for the nine months ended September 30, 2002. During 2001, we purchased $550,000 of third-party software to complement our core platform product line. At December 31, 2001, we assessed the remaining carrying value of this software in relation to recovery of future revenues and wrote off $275,000. We wrote off the remaining amount of $275,000 in the nine months ended September 30, 2002. Cost of license revenue as a percentage of license revenue was 1% both for the three and nine months ended September 30, 2003, respectively, compared with 3% both for the three and nine months ended September 30, 2002, respectively.

Cost of service revenue for the three months ended September 30, 2003 was $2.3 million, compared with $2.1 million in the quarter ended September 30, 2002, representing an increase of 10%. Cost of service revenue for the nine months ended September 30, 2003 was $6.7 million, compared with $5.5 million in the nine months ended September 30, 2002, an increase of 23%. The increase was due to the temporary employment of third party services, to fulfill a few large multi-quarter services contracts. Cost of service revenue as a percentage of service revenue decreased to 62% and 67% in the three and nine months ended September 30, 2003, respectively, compared with 85% and 104% for the three and nine months ended September 30, 2002, respectively, due to the increase in service revenues, partially offset by the cost of third party services referred to above. We provide consulting services both through the use of our own employees as well as through the use of contracted third party services. Cost of service revenue may fluctuate and may vary based on the need to add additional employees or contract with third party services.

Cost of maintenance revenue was $0.9 million both for the three months ended September 30, 2003 and 2002. Cost of maintenance revenue was $2.6 million both for the nine months ended September 30, 2003 and 2002. This cost typically remains flat period over period. Cost of maintenance revenue as a percentage of maintenance revenue was 28% and 30% in the three and nine months ended September 30, 2003, respectively, compared with 37% and 41% for the three and nine months ended September 30, 2002, respectively. Cost of maintenance revenue run rates are expected to remain constant in absolute dollars but are expected to vary slightly as a percentage of total revenue in the next several quarters. However, this will depend upon our ability to grow revenue, among other factors. Accordingly, there can be no assurance that we will be successful in maintaining our cost of maintenance revenues as a percentage of maintenance revenue.

Operating Expenses

We have reduced costs and expenses to better align resources with revenue opportunities anticipated in the current information technology market. In January 2002 and August 2002, we announced restructuring plans to reduce our workforce by approximately 8% and 21%, respectively. Most of the savings resulting from the workforce reduction is reflected in sales and marketing expense. We have also reduced the use of outside professional services and lowered capital expenditures.

Sales and Marketing — Sales and marketing expenses primarily consist of compensation and related costs for sales, marketing and business development personnel and promotional expenditures, including public relations, advertising, trade shows and marketing collateral materials. Sales and marketing expenses for the three months ended September 30, 2003 were $6.6 million, compared with $11.0 million in the three months ended September 30, 2002, representing a decrease of 40%. Sales and marketing expenses for the nine months ended September 30, 2003 were $20.9 million, compared with $32.3 million in the nine months ended September 30, 2002, a decrease of 35%. The decreases during these periods were primarily attributable to the lower payroll and related overhead costs resulting from reduction of sales and marketing personnel. Sales and marketing decreased by 36 employees, approximately 33%, from 109 employees at September 30, 2002 to 73 employees at September 30, 2003. As a percentage of total revenue, sales and marketing expenses were 48% and 55% for the three and nine month periods ended September 30, 2003, respectively, and 104% for both the three and nine month periods ended September 30, 2002, respectively.

Research and Development — Research and development expenses primarily consist of compensation and related costs for research and development personnel and contractors. Research and development expenses for the three months ended September 30, 2003 were $3.7 million, compared with $3.9 million in the three months ended September 30, 2002, representing a decrease of 6%. Research and development expenses for the nine months ended September 30, 2003 were $11.5 million, compared with $11.1 million in the nine months ended September 30, 2002, an increase of 4%. This increase reflects our continuing efforts and investment to develop and deliver enhancements to our core speech engine products, to develop and deliver our new Nuance Voice Platform product and Nuance Call Steering Application product. As a percentage of total revenue, research and development expenses were 26% and 30% in the three and nine months ended September 30, 2003 respectively, and 37% and 36% in the three and nine months ended September 30, 2002, respectively. We anticipate that research and development expenses will increase nominally in absolute dollars and will vary as a percentage of total revenue from period to period.

General and Administrative — General and administrative expenses primarily consist of compensation and related costs for administrative personnel, legal services, accounting services, insurance and other general corporate expenses. General and administrative expenses for the three months ended September 30, 2003 were $2.8 million, compared with $3.2 million in the three months ended September 30, 2002, representing a decrease of 13%. General and administrative expenses for the nine months ended September 30, 2003 were $8.9 million, compared with $10.1 million in the nine months ended September 30, 2002, a decrease of 12%. The decreases during these periods were primarily due to the reduction in professional services and lower payroll and related overhead costs as a result of the head count reduction in the Q3 2002 and Q3 2003 restructuring plans. Headcount for general and administrative personnel decreased by approximately net of 5 employees, a reduction of approximately 9%, from 56 employees at September 30, 2002 to 51 employees at September 30, 2003. As a percentage of total revenue, general and administrative expenses were 20% and 23% in the three and nine months ended September 30, 2003, respectively, and 30% and 32% in the three and nine months ended September 30, 2002. We anticipate that general and administrative expenses will remain relatively constant in absolute dollars and will vary as a percentage of total revenue from period to period.

Non-Cash Compensation Expense — In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. For the three and nine months ended September 30, 2003, we recorded amortization of deferred compensation of $39,000 and $172,000. During the same periods, we reversed excess amortization of deferred stock compensation due to termination of employees of ($6,000) and ($153,000), resulting in net expense of deferred compensation of $33,000 and $19,000. For the three and nine months ended September 30, 2003, we reversed approximately $1,000 and $40,000, of deferred stock compensation and additional paid-in capital, representing unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees. For the three and nine months ended September 30, 2002, we recorded amortization of deferred stock compensation of $221,000 and $790,000 and reversed excess amortization of deferred stock compensation due to termination of employees of ($188,000) and ($374,000), resulting in net expense of deferred compensation of $33,000 and $416,000. For the three and nine months ended September 30, 2002, we reversed approximately $77,000 and $139,000 of deferred stock compensation and additional paid-in-capital, representing unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees.

In December 2000, we issued a warrant to a customer to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant was exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $526,000, utilizing the Black-Scholes valuation model using the following assumptions: risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years and expected volatility of 80%. We amortized $321,000 for the year ended December 31, 2001. Out of remaining $205,000 balance, we amortized $187,000 for the nine months ended September 30, 2002 related to this warrant and reduced the warrant expense by $18,000 for the performance we delivered to this customer. The warrant expired unexercised in August 2002.

In connection with the SpeechFront acquisition, we recorded deferred compensation expense of $387,000 for the nine months ended September 30, 2002. SpeechFront related deferred compensation was fully amortized as of December 31, 2002.

We expect to amortize the remaining deferred stock compensation of $9,000 in the three months ended December 31, 2003.

Restructuring charges

Fiscal Year 2001

In April 2001, with Board of Directors approval, we implemented a restructure plan to align our expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, we recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements during the quarter ended September 30, 2001. We decreased the asset impairment charge by $0.5 million in the quarter ended December 31, 2001.

In connection with the restructuring plan, we decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms and (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The lease loss was increased in August 2002 and September 2003 as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.).

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

In August 2002, with Board of Directors approval, we implemented a restructuring plan to reduce our worldwide workforce by approximately 21%, or 81 employees, to realign our expense structure with near term market opportunities. In connection with the reduction of workforce, we recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of September 30, 2003, approximately $2.3 million of this amount was paid out, with the remainder to be paid by the December 2003. As of September 30, 2003, we also reversed an excess accrual for this restructuring plan, which resulted in recording of $0.2 million as a credit to the Restructuring charge line in the Condensed Consolidated Statement of Operations.

The plan also included the consolidation of facilities through the closing of certain international offices that resulted in a charge of $1.6 million. In addition, we recorded an increase in our previously reported real estate restructuring accrual related to the new leased facility we do not occupy and which has not been subleased as a result of continued declines in the condition of the San Francisco Bay Area real estate market. This additional charge of $31.8 million resulted from an analysis of the time period by which the California property will remain vacant, sub-lease terms and sub-lease rates, altogether reflecting continued softening of the local real estate market.

Fiscal Year 2003

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

For the three months ended September 30, 2003, we reviewed its earlier estimate for the lease loss for the unoccupied leased facility and the condition of the San Francisco Bay Area real estate market. We estimated that it might take an additional 18 months to sublease this unoccupied facility. We also lowered the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $10.4 million and is recorded as part of the Restructuring charges on the Condensed Consolidated Statement of Operations.

For the three months ended September 30, 2003, we reduced our general and administrative workforce by 9%, or net of 5 employees, to realign the organization to the Company’s structure. We recorded a restructuring charge of $0.2 million primarily for severance and termination costs relating to the reduction in workforce. As of September 30, 2003, $0.1 million was paid out, with the remainder to be paid in the fourth quarter of 2003. In addition, we reversed the excess accrual for the August 2002 restructuring plan, which resulted in a $0.2 million credit to the Restructuring charge line in the Condensed Consolidated Statement of Operations.

The restructuring charges and quarter end balances for the quarter ended September 30, 2003 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)
Accrual balance at December 31, 2001	$29,043	$100	$--	$29,143
Total charges for the year ending December 31, 2002	$31,829	$--	$--	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	--	(9,442)
Balance at December 31, 2002	$51,530	$--	$--	$51,530
Total charges for the quarter ended March 31, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2003	(2,320)	--	--	(2,320)
Balance at March 31, 2003	$49,210	$--	$--	$49,210
Total charges for the quarter ended June 30, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended June 30, 2003	(2,416)	--	--	(2,416)
Balance at June 30, 2003	$46,794	$--	$--	$46,794
Total charges for the quarter ended September 30, 2003	$10,373	$--	$--	$10,373
Amount utilized in the quarter ended September 30, 2003	(2,392)	--	--	(2,392)
Balance at September 30, 2003	$54,775	$--	$--	$54,775
Current restructuring accrual	$9,603	$--	$--	$9,603
Long-term restructuring accrual	$45,172	$--	$--	$45,172
Q1 2002 Plan
Total charges for the year ending December 31, 2002	$--	$1,319	$--	$1,319
Amount utilized in the year ending December 31, 2002	--	(1,319)	--	(1,319)
Balance at December 31, 2002	--	--	--	--
Current restructuring accrual	--	--	--	--
Long-term restructuring accrual	$--	$--	$--	$--
Q3 2002 Plan
Total charges for the year ending December 31, 2002	$1,560	$2,567	$--	$4,127
Amount utilized in the year ending December 31, 2002	(1,046)	(1,926)	--	(2,972)
Balance at December 31, 2002	514	641	--	1,155
Total charges for the quarter ended March 31, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2003	(361)	(11)	--	(372)
Balance at March 31, 2003	153	630	--	783
Total charges for the quarter ended June 30, 2003	$--	$--	$--	$--
Amount utilized in the quarter ended June 30, 2003	(36)	(189)	--	(225)
Balance at June 30, 2003	$117	$441	$--	$558
Total charges for the quarter ended September 30, 2003	$--	$(238)	$--	$(238)
Reclassed from severance to lease loss	$(14)	$--	$--	$(14)
Amount utilized in the quarter ended September 30, 2003	(37)	(177)	--	(214)
Balance at September 30, 2003	$66	$26	$--	$92
Current restructuring accrual	$66	$26	$--	$92
Long-term restructuring accrual	$--	$--	$--	$--
Q3 2003 Plan
Total charges for the quarter ended September 30, 2003	$--	$183	$--	$183
Amount utilized in the quarter ended September 30, 2003	--	(142)	--	(142)
Balance at September 30, 2003	$--	$41	$--	$41
Current restructuring accrual	$--	$41	$--	$41
Long-term restructuring accrual	$--	$--	$--	$--
Balance at September 30, 2003 (All restructuring plans)
Total restructuring accrual: Current	$9,669	$67	$--	$9,736
Total restructuring accrual: Long-term	$45,172	$--	$--	$45,172

We expect the total cash outlay for the restructuring plans to be $81.8 million, of which $26.9 million was paid through September 30, 2003 and $54.9 million remains accrued at September 30, 2003. We expect $9.7 million of the lease loss to be paid out over the next twelve months and remaining $45.2 million to be paid out over the remaining life of the lease of approximately 9 years.

Interest and Other Income, Net

Interest and other income, net, consists primarily of interest earned on cash and cash equivalents and short-term and long-term investments. Interest and other income, net was $325,000 and $1,044,000 in the three and nine months ended September 30, 2003, respectively; $694,000 and $2,215,000 in the three and nine months ended September 30, 2002, respectively, a decrease of 53% both for the three and nine month period. This decrease was due to a reduction in interest income, resulting from lower cash and investment balances and a decline in interest rates.

Provision for Income Taxes

We have incurred operating losses for all periods from inception through September 30, 2003 and therefore have not recorded a provision for U.S. federal income taxes for any period through September 30, 2003. We recorded income tax expense relating to foreign royalties taxes of $65,000 and $7,000 for the three months ended September 30, 2003 and 2002, respectively, and $128,000 and $99,000 for the nine months ended September 30, 2003 and 2002, respectively. The income tax expense has been reduced by foreign tax credits. For the three months ended September 30, 2003, income taxes included a credit of $0.2 million due primarily to technology tax credits from our Canadian operations. We do not expect the tax credits to be substantial in future quarters.

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

As of September 30, 2003, we had cash, cash equivalents and short-term investments totaling $107.6 million.   Our operating activities used cash of $19.8 million and $38.8 million for the nine months ended September 30, 2003 and 2002, respectively. The negative operating cash flows in the nine months ended September 30, 2003 and 2002 both resulted principally from our net losses. In 2002, restructuring accrual offset the net loss.

Our investing activities generated (used) cash of $5.0 million and $(31.4) million for the nine months ended September 30, 2003 and 2002, respectively. The generation of cash from investing activities during the nine months ended September 30, 2003 resulted primarily from maturities of investments. The use of cash in investing activities during the corresponding period in 2002 consisted primarily of purchases of investments, property and equipments.

Our financing activities generated cash of $687,000 and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by financing activities related primarily to the proceeds from the sale of common stock through the exercise of stock options and through the employee stock purchase plan.

Contractual obligations

The following table summarizes our obligations and commercial commitments to make future payments under contracts as of September 30, 2003 (in thousands):

Contractual Obligations	Total	2003 (remaining 3 months)	2004	2005	2006	2007	Thereafter
Operating leases	$ 81,149	$ 2,433	$ 9,142	$ 8,319	$ 8,610	$ 8,871	$ 43,774
Capital lease	45	12	33	--	--	--	--
Total Contractual Obligations	$ 81,194	$ 2,445	$ 9,175	$ 8,319	$ 8,610	$ 8,871	$ 43,774

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letter of Credit (California, Pacific Shores lease)	$ 10,908	$ --	$ --	$ --	$ 10,908
Standby Letter of Credit (Montreal lease)	$ 198	$ --	$ --	$ --	$ 198
Total Other Commercial Commitments	$ 11,106	--	--	--	11,106

Our balance sheet as of September 30, 2003 includes $11.1 million of restricted cash. This amount consists of $10.9 million related to our Pacific Shores lease in California and $198, 000 related to our Montreal lease.

Our capital requirements depend on numerous factors. We may continue to report significant quarterly operating losses resulting in future negative operating cash flows. We do not plan to spend more than $500,000 on capital expenditures in the remaining 3 months of 2003. We believe that our cash, cash equivalents and our short-term investments will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

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

Products delivered with acceptance criteria or return rights are not recognized as revenue until all criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. Delivery is accomplished through electronic distribution of the authorization codes or “keys”. The software was previously delivered to the customer either electronically or on a CD-ROM. Occasionally the customer will require that we secure their acceptance of the system in addition to the delivery of the keys. Such acceptance, when required, typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or task completion rates. In cases of absence of such required acceptance, we will wait and not recognize revenue until signed acceptance is obtained.

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

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the price generally charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when vendor-specific objective evidence of fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and vendor specific objective evidence of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from resellers is recognized when product has been sold through to an end user and such sell-through has been reported to us. However, certain reseller agreements include time-based provisions on which we base revenue recognition, in these instances, there is no right of returns possible.

The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement and the nature of those services. In the majority of cases, we either perform no consulting services or we perform services that are not essential to the functionality of the software. When we perform consulting and implementation services that are essential to the functionality of the software, we recognize both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP 81-1, however judgment is required in determining the percentage of the project that has been completed. Such contracts were significant for the three and nine months ended September 30, 2003 and 2002, respectively. We have also explored the markets for complete speech solutions and delivering through combined product and services, where we are required to use the contract accounting based upon percentage of completion. This method of accounting is subject to certain judgments by us regarding amount of revenue allocated to percentage of work completed. Typically, we would recognize revenue based upon the proportional level of effort expended, combined with the value of the technology delivered, to complete certain milestones defined in the customer contract or statement of work.

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

Maintenance revenue consists of fees for providing technical support and software upgrades and updates. We generally require a signed contract and purchase order prior to recognizing any maintenance revenue. We recognize all maintenance revenue ratably over the contract term for such maintenance. Customers have the option to purchase or decline maintenance agreements at the time of the license purchase. If maintenance is declined, a reinstatement fee is generally required when the customer decides to later activate maintenance. Customers generally have the option to renew or decline maintenance agreements annually during the contract term.

Our standard payment terms are generally net 30 to 90 days from the date of invoice.Payment terms can be up to net 120 days at management discretion. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

We record deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue. As of September 30, 2003 and December 31, 2002, deferred revenue was $7.8 million and $9.0 million, respectively. The deferred revenue amount includes unearned license fees, which will be recognized as revenue when the appropriate criteria have been met, or in some cases, when an identified time period has expired and the customer or resellers’ right to certain licenses has been forfeited, prepaid maintenance and prepaid or unearned professional services that will be recognized as revenue as the services are performed.

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

Restructuring and Impairment Charges

Through September 30, 2003, we have accrued for restructuring costs when management approved and committed to a firm plan. Historically the main components of our restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges were accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building would remain vacant (2) sublease terms and (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", and SFAS No.146 ” Accounting for Costs Associated with Exit or disposal Activities”. SFAS No.146 governs all the exit or disposal activities initiated after December 31, 2002. These reserves were based upon management’s estimate of the time required to sublet the property and the amount of sublet income that might be generated between the date the property was not occupied and expiration of the lease for each of the unoccupied property. These estimates were reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates. As of September 30, 2003, and the date of this filing, we believe our estimates remain materially correct. Asset impairments primarily reflected write-offs of tenant improvements and fixtures associated with abandoned lease space. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and was effective for exit or disposal activities initiated after January 1, 2003.

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

Income Taxes

In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing tax credits and with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Condensed Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in our Condensed Consolidated Statement of Operations.

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

Valuation of Long-lived Assets

We have assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”. SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment or Disposal of Long-lived Assets” in 2002. We assess the realizability of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144. We assess the impairment of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, which became effective for the year ended December 31, 2002. For assets to be held and used, including acquired intangibles, we initiate our review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of September 30, 2003, we have no goodwill balance and no impairment of intangibles was recorded.

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

— delays or cancellations in expected orders by customers who are reducing spending or adjusting project plans;

— delays in customer orders due to the complex nature of large telephony systems and the associated implementation projects;

— timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

— delays in recognition of software license revenue in accordance with applicable accounting principles;

— our ability to develop, introduce, ship and support new and/or enhanced products, such as new versions of our software platform and application(s), that respond to changing technology trends in a timely manner and our ability to manage product transitions;

— rate of market adoption for speech technology generally and our products in particular, such as our new software platform and applications;

— changes in our selling model including focus of certain sales representatives on direct sales to end user customers and resulting potential for channel conflict;

— unexpected customer non-renewal of maintenance contracts, or renewal at lower rates than anticipated;

— the amount and timing of our expenses; and

— the utilization rate of our professional services personnel, which is dependent upon acquisition of new projects as large scale, multi-quarter projects come to completion.

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

We derive a significant portion of our revenue in each period from a limited number of customers. For example, for the three months ended September 30, 2003, our top five customers accounted for 37% of our total revenue. One customer accounted for more than 10% of our total revenue.

We expect that a limited number of customers and customer orders will continue to account for a substantial portion of our revenue in any given period. Generally, customers who make large purchases from us are not expected to make subsequent, equally large purchases in the short term, and therefore we must attract new customers in order to maintain or increase our revenues. If we experience delays or cancellations in orders from a major customer, if an anticipated sale is not made or is deferred, or if we fail to acquire a major new customer, our revenue in a given period could be impacted negatively and our business could be harmed.

WE DEPEND UPON RESELLERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF KEY RESELLERS, OR A DECLINE IN RESELLERS’ RESALE OF OUR PRODUCTS AND SERVICES, COULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUE.

In 2000, 72% of our revenue was achieved by indirect sales through resellers. The percentage of revenue through indirect sales increased to 75% in 2001, then decreased to 74% in 2002 and 60% for the nine months ended September 30, 2003. Though this percentage may vary or decrease in the future, we intend to continue to rely on resellers for a substantial portion of our sales in the future. As a result, we are dependent upon the viability and financial stability of our resellers, as well as upon their continued interest and success in selling our products. In addition, some of our resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a key reseller or our failure to develop new and viable reseller relationships could limit our ability to sustain and grow our revenue. Significant expansion of our internal sales force to replace the loss of a key reseller would require increased management attention and higher expenditures.

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

OUR PRODUCTS CAN HAVE A LONG SALES AND IMPLEMENTATION CYCLE AND, AS A RESULT, OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE.

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

After purchase, it may take substantial time and resources to implement our software and to integrate it with our customers’ existing systems. If we are performing services that are essential to the functionality of the software, in connection with its implementation, we recognize licenses and services revenue based on the percentage of services completed using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either license or service revenue until these conditions are met. We have in the past and may in the future experience unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles and the varying order amounts for our products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY MARKET OR DEVELOP PRODUCTS, SERVICES AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include SpeechWorks International and Scansoft, which have merged IBM, Microsoft and others. With respect to our software platform, there are many vendors, including some of our reseller partners, who market and sell platforms for voice systems. We expect additional competition from other companies, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors may have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products, platforms and applications to address the needs of our prospective customers.

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

USE OF OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST OUR CUSTOMERS, OR US WHETHER OR NOT MERITORIOUS, COULD BE COSTLY AND COULD REQUIRE OUR CUSTOMERS OR US TO ENTER INTO DISADVANTAGEOUS LICENSE OR ROYALTY ARRANGEMENTS. IN ADDITION, SUCH CLAIMS AND LICENSE OR ROYALTY ARRANGEMENTS COULD SLOW OUR SALES CYCLE AND/OR MARKET ADOPTION GENERALLY.

The software industry and the field of speech and voice technologies are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management’s attention or require us and/or our customers to enter into royalty or license agreements which are not advantageous to us. Further, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. In addition, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these types of claims against our customers, or us whether or not meritorious, could be costly and time consuming and could slow our sales cycle and/or market adoption generally, any of which results could harm our business. We may be increasingly subject to infringement claims as the number and features of our products grow and/or as the speech market grows.

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses since our inception, including a net loss of approximately $19.1 million for the nine months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $258.0 million. We expect we could have net losses and negative cash flow for at least the next 12 months. We expect to spend significant amounts to develop or enhance our products, services and technologies and to enhance delivery capabilities. As a result, we will need to generate significant increases in revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

SALES TO CUSTOMERS OUTSIDE THE UNITED STATES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

International sales represented approximately 35%, 42% and 47% of our total revenue in 2002, 2001 and 2000, respectively and represented 39% of our total revenue for the nine months ended September 30, 2003. We anticipate that revenue from markets outside the United States will continue to represent a meaningful portion of our total revenue. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH MAY CONTINUE TO HARM OUR BUSINESS.

As a result of recent unfavorable economic conditions and reduced capital spending, it is possible that our sales will decline. There has been a global economic downturn over the past several years. We experienced a decline in revenues during this time due in part to delays in purchases by our customers and to prevailing economic conditions. If unfavorable economic conditions continue or worsen in the United States or internationally, we may experience a material adverse impact on our business, operating results and financial condition.

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

ANY SOFTWARE DEFECTS IN OUR PRODUCTS COULD HARM OUR BUSINESS AND RESULT IN LITIGATION.

Complex software products such as ours may contain errors, defects and bugs. With the planned release of any product, we may discover these errors, defects and bugs and, as a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors or bugs may be technologically unfeasible. Delivery of products with undetected production defects or reliability, quality, or compatibility problems could damage our reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to our customers. We could be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs could bring claims against us, which, even if unsuccessful, would likely be time-consuming and could result in costly litigation and payment of damages.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR OPERATIONS AND RESOURCES IN ACCORDANCE WITH MARKET AND ECONOMIC CONDITIONS, OUR BUSINESS COULD BE HARMED.

Our operations have changed significantly due to volatility in our business and may continue to change in the future. We experienced significant growth in the past; however, in April 2001, we reduced our workforce by approximately 20%. Additionally, during the quarter ended March 31, 2002, we implemented a restructuring plan to reduce our workforce by approximately another 8% and in August 2002 we reduced our work force by approximately 21%. We may be required to expand or contract our business operations and workforce in the future to adapt to the market environment, and as a result may need to expand or contract our management, operational, sales, marketing, financial and human resources, as well as management information systems and controls, to align and support any such growth or contraction. Our failure to successfully manage these types of changes would place a burden on our business, our operations and our management team, and could negatively impact sales, customer relationships and other aspects of our business performance and could cause our business to suffer. In addition, a significant portion of our restructuring accrual is represented by a lease loss created by our decision to not occupy our Pacific Shores facility. The accrual assumptions are based upon estimates of real estate market conditions, which are subject to wide fluctuations and could decline further, which may result in additional restructuring accrual.

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain these key employees. We cannot guarantee that we will be able to retain all key personnel. For example, in April 2003, our President, Chief Executive Officer and Chairman, Ronald Croen, exited his position as President and CEO. In addition, in January 2002 Graham Smith resigned from his position with Nuance as Chief Financial Officer. Other than Charles Berger, none of our key technical or senior management personnel are bound by employment agreements to remain at the Company, and, as a result, any of these employees could leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacement of such personnel could be difficult and costly, and if we are unable to successfully and swiftly replace such personnel and effectively transition to new management personnel, our business could be harmed. We do not have key personnel life insurance policies covering any of our employees.

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

Speech recognition, natural language understanding and authentication technologies, including our own, are not 100% accurate. Our customers, including several financial institutions, use our products to provide important services to their customers, including transferring funds to accounts and buying and selling securities. Any misrecognition of voice commands or incorrect authentication of a user’s voice in connection with these financial or other transactions could result in claims against our customers or us for losses incurred. Although our contracts typically contain provisions designed to limit our exposure to liability claims, a claim brought against us for misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management’s attention, result in costly litigation and harm our reputation. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of the limitation of liability, disclaimer of warranty or other protective provisions contained in our contracts.

WE MAY INCUR A VARIETY OF COSTS TO ENGAGE IN FUTURE ACQUISITIONS OF COMPANIES, PRODUCTS OR TECHNOLOGIES, AND THE ANTICIPATED BENEFITS OF THOSE ACQUISITIONS MAY NEVER BE REALIZED.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company. For the year ended December 31, 2001, the Company evaluated the carrying value of the assets related to the SpeechFront acquisition and recorded an asset impairment. In February 2001, we acquired non-exclusive intellectual property rights from a third-party. For the year ended December 31, 2001, the Company performed an impairment analysis and determined that asset was impaired and was subsequently written down to its estimated fair value. Any future acquisitions of companies or technologies would be accompanied by risks such as:

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

WE ARE CURRENTLY ENGAGED IN VARIOUS SECURITIES LITIGATIONS, WHICH, IF RESOLVED UNFAVORABLY, COULD ADVERSELY AFFECT OUR BUSINESS,RESULTS
OF OPERATIONS OR FINANCIAL OPERATIONS.

We have been sued in various shareholder lawsuits in state court in California and federal district court in California and New York (See “ Part II — Item 1 — Legal Proceedings”). If the respective settlements to not proceed as anticipated, an unfavorable resolution of these lawsuits could have a material adverse effect on our business, results of operations, and/or financial condition.

WE MAY HAVE DIFFICULTY COLLECTING AMOUNTS OWED TO US.

Certain of our customers and resellers have experienced and may in the future experience credit-related issues. We perform ongoing credit evaluations of customers, but do not generally require collateral. We grant payment terms to most customers ranging from 30 to 90 days, however in some instances we may provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, our business, operating results and general financial condition could be adversely impacted.

IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES.

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The accounting industry has recently determined that corporations will include a compensation expense in their statement of operations relating to the issuance of employee stock options. This is anticipated to become effective in April 2005. As a result, we could decide to decrease the number of employee stock options that we would grant. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. Conversely, issuing a comparable number of stock options could adversely impact our results of operations under the new accounting requirements once they take effect.

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

Foreign Currency Exchange Rate Risk

To date, all of our recognized revenues have been denominated in U.S. dollars with majority coming from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and services revenues derived from international markets may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Interest Rate Risk

As of September 30, 2003, we had cash, cash equivalents and short-term investments of $107.6 million. Any decline in interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents and short-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.5 million.

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

Beginning in March 2001, a number of putative shareholder class actions were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Northern District of California (the “Federal Actions”). The actions have been consolidated as In re Nuance Communications Inc. Securities Litigation, Master File No. C-01-20320-JW. Lead plaintiffs were appointed and a consolidated complaint was filed on behalf of a purported class of persons who purchased the Company’s stock during the period January 31, 2001 through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws, specifically Section 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and seek unspecified damages. In April 2003, the court granted in part and denied in part defendants’ most recent motion to dismiss. No trial date has been set. On August 18, 2003, the parties executed an agreement to settle this litigation for $ 11 million, which settlement will become final, upon approval by the Court. The settlement is to be covered by the Company’s insurance policies and is reflected in the accompanying condensed consolidated balance sheet as of September 30, 2003 as an insurance claim receivable and a legal settlement payable. In the event that final settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

In May and September 2001, putative shareholder derivative actions were filed in California Superior Court, San Mateo County, against various of the Company’s present and former officers and the Company’s directors (the “Derivative Actions”). The putative derivative complaints contain allegations similar to the Federal Actions, and claim that the defendants engaged in breaches of fiduciary duty and insider trading. The Company appears to be named as nominal defendant, against whom no recovery is sought. All proceedings in the putative derivative actions have been stayed by agreement of the parties. An agreement has been reached to settle these actions, which settlement will become final upon, among other things, completion of formal settlement papers and Court approval of the settlement.

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

The Company’s Board of Directors is currently comprised of eight (8) members who are divided into three classes with overlapping three-year terms. The term for Class I directors (Ronald Croen, Irwin Federman and Vinton Cerf) will expire at the meeting of stockholders to be held in 2004. The term for Class II directors (Curtis Carlson, Alan Herzig and Philip Quigley) will expire at the meeting of stockholders to be held in 2005.

Proposal II: Approval of Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the 2003 fiscal year.

Votes for:	25,761,872
Votes against:	25,861
Abstentions:	7,850
Broker non-votes:	--

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

Exhibit Index Exhibit number	Description
3.1*	Restated Certificate of Incorporation of the Company, as currently in effect.

3.2**	Bylaws of the Company, as currently in effect.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a)of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a)of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the registrant’s Registration Statement on Form S-1 (File no. 333-96217) as declared effectively by the Securities and Exchange Commission on February 2, 2000.

** Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003.

(b) Reports on Form 8-K

(i) Form 8-K furnished July 21, 2003, reporting on July 21, 2003, under Item 7 “Financial Information and Exhibits”, provided under Item 9 “Regulation FD Disclosure” the Company’s press release announcing financial results for the three months ended June 30, 2003. *

* This furnished 8-K shall not be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.
(Registrant)

Date: November 14, 2003	By: /s/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

End of Filing