Form 10-K
period 2003-12-31
NUANCE COMMUNICATIONS
filed 2004-03-24
CIK 1102556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ TO ________________.

Commission file number: 000-30203

NUANCE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3208477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1005 Hamilton Court, Menlo Park, California	94025
(Address of principal office)	(Zip code)

Registrant's telephone number, including area code: (650) 847-0000

Securities registered pursuant to section 12(b) of the act:
None

Securities registered pursuant to section 12(g) of the act:
Common stock, $0.001 par value
Rights to Purchase Series A Preferred Stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  |X|  No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  No  [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $150,600,000 as of June 30, 2003 based on the closing price of the Common Stock as reported on the NASDAQ National Market System as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 35,100,394 shares of the Registrant’s Common Stock issued and outstanding on February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain sections of Nuance Communications, Inc.’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding the timing of release of our products, the growth of our sales, the success of our selling models and the market for our products in general. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks”, “projected”, “assumes” and “estimates” and other similar expressions are intended to identify forward-looking statements. These forward looking statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and we assume no obligation to update any such statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Company Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other reports or documents filed by us from time to time with the Securities and Exchange Commission. In particular, see “Company Risk Factors, pages 6 through 8, below.

ITEM 1.    BUSINESS

        Nuance Communications, Inc. (with its subsidiaries, the "Company") was incorporated in July, 1994, in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware.

Industry Background

        One of the greatest challenges facing companies today is managing interactions with customers, prospects, employees, vendors and the third-party resellers. These interactions are increasing in volume, especially via the telephone. Managing this growing number of interactions using human customer service agents creates significant expense.

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

The Nuance Solution

        We develop, market and support voice automation solutions for conducting interactions over the telephone for a range of industries and applications. Our products include speech recognition software, which is used to recognize what a person says, deliver responses and information and perform transactions; text-to-speech synthesis software, which converts information, for example, from a database, email or web page into an audio signal for delivery over the telephone; voice authentication software, which is used to provide secure access to information, on a relatively secure basis, by verifying the identity of speakers using the unique qualities of their voices; pre-packaged speech applications, that, for instance, efficiently route callers to specific destinations within a company, and reduce deployment time and cost; and a standards-based software platform designed as a foundation for voice system deployment and management.

        We seek to actively support both emerging industry standards as well as proprietary development environments. Our software is designed to work with Voice eXtensible Markup Language, referred to in this document as (“VoiceXML”), the recognized industry standard language for the creation of voice-driven products and services. We also offer a range of consulting, support and education services that enable our customers and third-party resellers and channel partners to develop voice automation applications that use our software products.

Products and Services

        Our product line consists of speech recognition, voice authentication and text-to-speech engines, a voice platform and pre-packaged applications. We also offer professional services to facilitate the development, implementation and support of applications operating with our software.

Engines

        The Nuance speech recognition software provides speech recognition and natural language understanding capabilities, enabling recognition and understanding of both simple, directed responses, such as “yes” and “no,” as well as complex, conversational requests, such as “I want to find out how much I owe on my account” or “How do I find a store near me?". The software is designed to operate on standard CPU hardware architectures and operating systems, such as UNIX and Windows, within a variety of leading touch tone IVR systems. Nuance 8 offers numerous advanced features and capabilities that enable the highly accurate, engaging and easy-to-use applications. For example, applications built using Nuance’s Say Anything™ technology allow callers to speak more freely and naturally when interacting with voice-driven systems. Listen & Learn™ enables speech recognition systems to automatically adapt to the unique speech characteristics of a broad customer base. Finally, AccuBurst™ optimizes the utilization of system resources during non-peak periods for improved performance.

        Nuance Verifier software uses the unique characteristics of a person’s voice to authenticate their identity. Users enroll voiceprints by speaking information requested by the application. The software is then able to authenticate the caller’s claimed identity by comparing his speech to the previously enrolled voiceprint. Nuance Verifier is tightly integrated with Nuance’s speech recognition engine and operates within the same distributed architecture, allowing for scalability and robustness, as well as simultaneous recognition and identity verification.

        Nuance Vocalizer software converts text to speech. This software enables companies to deploy new and complex applications that require the reading of text from a variety of data sources and devices. Applications such as reading email, reviewing appointments from a desktop calendar, checking sales data or accessing stock quotes and bank accounts can be created with the Nuance Vocalizer product. Nuance Vocalizer eliminates the jarring transition between recorded prompts and text-to-speech output in speech based applications with our Speak As One™ feature. Speak As One™ uses the same voice for text-to-speech synthesis as it uses for the recorded prompts, creating a virtually seamless caller experience.

Voice Platforms

        The Nuance Voice Platform (“NVP”) is an open, standards-based software platform, optimized for speech solutions. It leverages the success of Nuance Voice Web Server, the company’s first generation platform, and is tightly integrated with Nuance’s speech technology to ensure access to our most advanced features. It also takes full advantage of VoiceXML and the cost benefits of off-the-shelf hardware. The Nuance Voice Platform is comprised of four major components:

Nuance Conversation Server: The Nuance Conversation Server allows the system to integrate with the telephony network, and enables VoiceXML based speech interactions by leveraging Nuance’s industry leading speech technologies.

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

Nuance Application Environment: The Nuance Application Environment accelerates the creation of voice applications with intuitive easy-to-use development tools that accommodate touch tone IVR application developers, as well as those more familiar with Web technologies and programming. In addition, the Nuance Application Environment facilitates integration with back-end web-based infrastructure and legacy systems.

Nuance Computer Telephony Integration (CTI) Gateway: Enables rapid integration of the Nuance Voice Platform with CTI systems provided by a range of vendors.

Applications

        In 2003, Nuance introduced its first pre-packaged application, Nuance Call Steering. With Nuance Call Steering, callers can speak naturally and then be routed quickly to the correct destination.

        Nuance Call Steering serves as a gateway to an organization’s contact center, enabling companies to establish a single point of contact for customers. The product is robust and flexible, and provides enterprises and telecommunications service providers with the ability to rapidly and cost-effectively gain the benefits of voice automation. Purchasers of technical support for Nuance Call Steering can receive ongoing improvements to the application.

Services

        Professional Services.    We offer professional services for customer projects, and believe that our experience in the design and deployment of voice interface systems is of substantial value to our customers, providing us with a competitive advantage. Professional services offerings include prototype development, user interface design, grammar development, system testing, performance optimization and end-user acceptance studies, as well as education services through our Speech University program.

        Technical Support and Maintenance.   We offer technical support services for customers and third-party resellers to assist with development, integration and operation of our software products. For example, we go on-site to customers, to help them configure and install the NVP platform. We also offer maintenance services to our customers, which consist of upgrades and enhancements to our software, as well as telephone support.

Customers

        We license our software to a broad range of companies and organizations, including those in the telecommunications, banking and financial services, travel, retail, insurance and utilities industries. As of December 31, 2003, we had licensed software and/or services to more than 1,000 corporate enterprises and telecommunications carriers around the world.

Sales

        We license our products both directly through our sales force and indirectly through third-party resellers. As of December 31, 2003, we had 70 employees in sales and marketing serving the United States market and 27 employees in sales and marketing serving international markets. We also had sales offices in twelve different countries. We license our products to customers in the United States, Canada, the United Kingdom and other countries in Europe, China (primarily Hong Kong) and other countries in Asia and Latin America. International revenues were $21.7 million, $15.6 million and $16.3 million for 2003, 2002 and 2001, respectively. As a percentage of total revenue, international revenues were 39%, 35% and 42% in 2003, 2002 and 2001, respectively. We anticipate that markets outside of the United States will continue to represent a significant portion of total future revenue. We support sales and marketing activities with respect to international licensing of our software and provision of our services. Almost all international sales are currently denominated in U.S. dollars. However, we may denominate increasing amounts of sales in foreign currencies in the future. The majority of our business is held in the United States and Canada.

        Our sales force focuses on generating demand for our products and services that is fulfilled either directly by Nuance or indirectly through our third-party resellers. In 2003, 2002 and 2001, indirect sales contributed approximately 58%, 74% and 75%, respectively, of the company’s total revenues and direct sales accounted for the remaining 42%, 26% and 25%, respectively, of total revenues. We believe that, as the market for speech software solutions continues to develop, sales through our indirect channel will continue to represent meaningful percentages of our revenues. However, many customers have expressed an interest in having a direct relationship with Nuance. Nuance is responding to this customer interest and exploring markets where the Company can most effectively employ its speech expertise, products and services directly to the end user customer.

        Our third-party resellers increase our geographic sales coverage and address a range of market and application opportunities for our software. In addition, these third-party resellers provide end users of our software products with access to additional resources to design, install and customize applications. Our five largest resellers, based on revenue in 2003, were Intervoice, Nortel Networks, Edify (a subsidiary of S1 Corporation), Avaya Communication and Comverse.

        For the year ended December 31, 2003, Telus Communications accounted for 12% of total revenue; for the year ended December 31, 2002, Nortel Networks accounted for 10% of total revenue; for the year ended December 31, 2001, Nortel Networks accounted for 18% of total revenue.

         The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Year ended December 31,
	2003	2002	2001
License Revenue:
United States	$17,399	$16,951	$12,331
Canada	5,319	2,267	1,130
Europe	3,084	3,491	3,205
Asia	2,034	1,569	1,296
Latin America	188	2,057	1,665
Australia	183	448	1,132
Total	$28,207	$26,783	$20,759
Service Revenue:
United States	$7,934	$5,877	$5,874
Canada	5,118	1,043	652
Europe	889	633	2,328
Asia	267	181	643
Latin America	56	457	1,055
Australia	2	--	309
Total	$14,266	$8,191	$10,861
Maintenance Revenue:
United States	$7,965	$5,637	$4,776
Canada	1,136	659	501
Europe	1,794	1,319	1,087
Asia	534	394	281
Latin America	572	496	346
Australia	564	606	689
Total	$12,565	$9,111	$7,680
Total revenue:
United States	$33,298	$28,465	$22,981
Canada	11,573	3,969	2,283
Europe	5,767	5,443	6,620
Asia	2,835	2,144	2,220
Latin America	816	3,010	3,066
Australia	749	1,054	2,130
Total revenue	$55,038	$44,085	$39,300

Marketing

        Our marketing programs are designed to create awareness for our products and services and support our direct and indirect sales efforts. We have implemented an integrated mix of marketing activities, including product marketing, third-party reseller and channel partner marketing, corporate marketing and industry marketing.

Research and Development

        To remain competitive in the voice software industry, we must continue to improve our speech products. Since our formation, we have invested significantly in developing and improving our core technologies, and related products. Our current research and development activities include improvements to all products including our speech recognition, voice authentication and text-to-speech engines, software platform and software applications. Our research and development expenses were $15.3 million, $14.2 million and $17.7 million in 2003, 2002 and 2001, respectively. As of December 31, 2003, we had 99 employees dedicated primarily to research and development.

Competition

        A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include Scansoft (which acquired Speechworks International during 2003), IBM and Microsoft. With respect to our software platform, there are several vendors, including some of our third-party reseller, who market and sell platforms for voice systems. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

        Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, devote greater resources to the development, promotion and sale of their products than we do, or leverage their efficiencies or take other actions to compete with us on the basis of price. Accordingly, competition may intensify and future competition may harm our business.

        We believe that the principal competitive factors affecting our market include the breadth and depth of available speech solutions, product quality and performance, core technology, product scalability and reliability, product features, customer service, the ability to implement solutions, the value of a given solution, the creation of a base of referenceable customers and the strength and breadth of third-party reseller and channel partner relationships. Although we believe that our products and solutions and selling model currently compete favorably with respect to these factors, the speech market is relatively new and is changing rapidly. In addition, historically, only a small portion of our business was comprised of providing complete solutions directly to the market, and our decision to expand this selling model represents a new business practice for the company.

Intellectual Property

        We rely upon a combination of patent, copyright, trade secret and trademark laws, as well as contractual protections, to protect our intellectual property. We have sought to increase our intellectual property rights by, among other actions, filing multiple U.S. patent applications, resulting in the issuance of six patents. We have acquired a set of two additional U.S. patents relevant to our technology. We have taken steps to preserve certain of our patent rights in various foreign countries. We have issued registrations and pending applications for our “Nuance” trademark in the United States and in our certain foreign markets. In addition, we have issued registrations and pending applications in the United States for most of our key products. Although we rely on such protections, we believe that factors such as the technological and creative skills of our employees, new product developments, frequent product enhancements and reliable product maintenance are just as important to establishing and maintaining a technology leadership position. However, we cannot guarantee that others will not develop technologies that are similar or superior to our technologies.

        To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for the maintenance of confidentiality and assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements to protect our confidential information delivered to third parties and control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology or to develop products with the same functionality as our products. Monitoring unauthorized use of our proprietary information and technology is difficult, and we cannot be certain that the actions we have taken to do so will always prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States.

        The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may become subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention to our business or require us to enter into royalty or license agreements that can be costly or otherwise disadvantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, although we take precautions, former employers of our employees may assert that our employees have improperly or unwittingly disclosed confidential or proprietary information to us without our knowledge. Any of these occurrences could harm our business. We may be increasingly subject to infringement claims as the number and features of our products increase.

Employees

        As of December 31, 2003, we had 308 full time employees, comprised of 212 domestic employees and 96 international employees. We also typically retain a varying number of independent technical contractors and temporary employees. Except for two employees in Brazil, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Available Information

        The Company is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that the Company files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company’s SEC filings.

        The Company makes available free of charge on or through its website (www.nuance.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes the material to SEC. The information on the Company’s website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

RISK FACTORS

Investing in our common stock involves a high degree of risk.  The risks described below are not the only ones facing our company.  Additional risks not presently known to us or that we deem immaterial may also impair our business operations.  Any of the following risks could materially adversely affect our business, operating results and financial condition.

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

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. These quarterly variations are caused by a number of factors, including:

— United States and global economic and political conditions;

— delays or cancellations in expected orders by customers who are reducing or deferring spending or adjusting project plans;

— delays in orders due to the complex nature of large telephony systems and the associated implementation projects;

— timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

— delays in recognition of revenue in accordance with applicable accounting principles;

— our ability to develop, introduce, ship and support new and/or enhanced products, such as new versions of our software platform and applications, that respond to changing technology trends in a timely manner, and our ability to manage product transitions;

— rate of market adoption for speech technology and our products, such as our software platform and applications;

— changes in our selling model, including focus of certain sales representatives on direct sales to end user customers and the resulting potential for channel conflict;

— unexpected customer non-renewal of maintenance contracts or lower renewal instances than anticipated;

— delays in the negotiation and documentation of orders;

— the amount and timing of our expenses; and

— the utilization rate of our professional services personnel, which is dependent upon acquisition of new projects as large scale, multi-quarter projects near completion.

Due in part to these factors, because the market for our software is relatively new and rapidly changing, and because our business model is evolving, our ability to accurately forecast our quarterly sales is limited. In addition, most of our costs are relatively fixed in the short term, even as we endeavor to manage these costs. We do not know whether our business will grow rapidly enough to absorb our expenses. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. As a result, our quarterly operating results could fluctuate significantly and unexpectedly from quarter to quarter.

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

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE DURING ANY GIVEN PERIOD. THE LOSS OF, OR DELAY IN, A SUBSTANTIAL ORDER COULD SUBSTANTIALLY REDUCE OUR REVENUE IN ANY GIVEN PERIOD AND HARM OUR BUSINESS.

We derive a significant portion of our revenue in each period from a limited number of direct and indirect customers. For example, for the year ended December 31, 2003, our top ten customers accounted for 53 % of our total revenue. One customer accounted for more than 10% of our total revenue for the year ended December 31, 2003.

We expect that a small number of customers with significant customer orders for software product and professional services will continue to account for a substantial portion of our revenue in any given period. Generally, customers who make significant purchases from us are not expected to make subsequent, equally large purchases in the short term, and therefore we must attract new customers or new significant orders from other customers in order to maintain or increase our revenues. If we experience delays or cancellations in orders from a major customer, if an anticipated sale is not made or is deferred, or if our professional services team does not complete the work on large projects ratably over the quarter or if we fail to regularly obtain major new customers, our revenue in a given period could be impacted negatively and our business could be harmed.

WE DEPEND UPON THIRD-PARTY RESELLERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF KEY THIRD-PARTY RESELLERS, OR A DECLINE IN THIRD-PARTY RESELLERS’ RESALE OF OUR PRODUCTS AND SERVICES, COULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUE.

In 2001, 75% of our revenue was achieved by indirect sales through third-party resellers. The percentage of revenue through indirect sales decreased to 74% in 2002 and 58% in 2003. Though this percentage may decrease in the future, we intend to continue to rely on third-party resellers for a substantial portion of our future sales. As a result, our revenues are dependent upon the viability and financial stability of our third-party resellers, as well as upon their continued interest and success in selling our products. In addition, some of our third-party resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a significant third-party reseller or our failure to develop new and viable third-party reseller relationships could limit our ability to sustain and grow our revenue. Furthermore, significant expansion of our internal sales force in an effort to replace the loss of a significant third-party reseller would require increased management attention and higher expenditures.

Our contracts with third-party resellers do not require a third-party reseller to purchase our products or services. In fact, many of the third-party resellers with whom we do business offer the products of some of our competitors, as well as our products. We cannot guarantee that any of our third-party resellers will continue to market our products or devote significant resources to doing so. In addition, although we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships may be adversely affected by the introduction of our own platform product and /or our direct sales activities, either of which may have an unfavorable impact on revenue from certain third-party resellers. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party resellers in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party resellers and our business, and result in decreased sales through third-party resellers or threatened or actual litigation. If our third-party resellers do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. Finally, our third-party resellers possess confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party resellers, we cannot guarantee that any third-party reseller would not use our confidential information to compete with us.

SPEECH SOFTWARE PRODUCTS GENERALLY, AND OUR PRODUCTS AND SERVICES IN PARTICULAR, MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE, WHICH COULD REQUIRE US TO MODIFY OUR SALES AND MARKETING EFFORTS AND COULD LIMIT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

The market for speech software products is relatively new and rapidly changing. In addition, some of our products are new to the market or, once released, will be new to the market. Our ability to increase revenue in the future depends on the acceptance by our customers, third-party resellers and end users of speech software solutions generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs and deployment risks of this relatively new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers or touch-tone-based systems to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of voice interface software in general and our products in particular. We may need to modify or increase our sales and marketing efforts, or adopt new marketing strategies, to achieve such education. If these efforts fail or prove excessively costly or otherwise unmanageable, or if speech software generally does not achieve commercial acceptance, our business could be harmed.

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

OUR PRODUCTS CAN HAVE A LONG SALES AND IMPLEMENTATION CYCLE AND, AS A RESULT, OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE.

The sales cycles for our products have typically ranged from three to twelve months, depending on the size and complexity of the order, the amount of services to be provided by us and whether the sale is made directly by us or indirectly through a third-party reseller.

Speech products often require a significant expenditure by a customer. Accordingly, a customer’s decision to purchase our products typically requires a lengthy pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend substantial sales, technical, marketing and management resources in such efforts. Because of the lengthy of the evaluation period, we are likely to experience a delay, occasionally significant, between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures. Furthermore, the incurring of such expenditures may not result in a sale of our products.

After purchase by a customer, it may take time and resources to implement our software and to integrate it with the customer’s existing systems. If we are performing services that are essential to the functionality of the software, in connection with its implementation, we recognize license and service revenues based on the percentage of services completed, using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either license or service revenue until these conditions are met. We have in the past experienced, and may in the future experience, such delays in recognizing revenue. Consequently, the length of our sales and implementation cycles, the scheduled implementation of our products and the terms and conditions of our license and service arrangements often make it difficult to predict the quarter in which revenue recognition may occur and may cause license and service revenue and our operating results to vary significantly from period to period.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY MARKET OR DEVELOP PRODUCTS, SERVICES AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include SpeechWorks International and Scansoft, which have merged, IBM and Microsoft. With respect to our software platform, there are many vendors, including some of our third-party resellers and channel partners, who market and sell platforms for voice systems. We expect additional competition from other companies in the platform market. We also have competition in the applications market. Our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors may have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products, platforms and applications to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources than we do to the development, promotion and sale of speech products. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may cause us to reduce prices and/or otherwise harm our business.

USE OF OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST OUR CUSTOMERS OR US COULD BE COSTLY TO US. SUCH CLAIMS COULD ALSO SLOW OUR SALES CYCLE AND/OR MARKET ADOPTION GENERALLY.

The software industry in general, and the field of speech and voice technologies in particular, are characterized by the existence of a significant number of patents. Litigation and threats of litigation based on allegations of patent infringement and the violation of intellectual property rights are normal in software markets and appear to be increasing. We attempt to avoid infringing known proprietary rights of third parties. However, we may be subject to claims and legal proceedings for alleged infringement of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, with respect to our products either by us or our customers. In addition, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us.

We typically indemnify our customers against claims by third parties that our products infringe their intellectual property rights. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention to our business and require us and/or our customers to enter into royalty or license agreements that are costly and otherwise disadvantageous to us. Any such claims could also require us to defend our customer against the claim and indemnify our customer for all of its damages as a result of the claim. Any of these effects could have a material adverse effect on our business and results of operations. Further, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. These types of claims could also slow our sales cycle and/or market adoption generally with respect to the affected product, which could harm our business. We may be increasingly subject to infringement claims as the number and features of our products grow, we extend our speech application business and the speech market grows.

We understand that holders of a substantial number of patents have alleged that certain of their patents cover a wide range of automated services in the call center and computer telephony areas. We believe that one of such holders has sent letters to many providers of such automated services, including some of our customers, suggesting that a license under its portfolio is required in order to provide the automated services. That holder has also sued a number of such entities, alleging patent infringement. A number of the entities against which that holder has made such claims have entered into license agreements with respect to the holder’s patents. None of our customers have notified us that any of such holders has claimed that any of our products or service deliverables infringe any claims of any of its patents. Nor has any of such holders made any such claim against us. It is possible, however, that one or more of our customers, in response to an infringement claim by any of such holders, might assert indemnity rights against us, whether or not meritorious. It is also possible that one or more of such holders might make a claim against us directly, even if not meritorious. The costs associated with resolving any such disputes, regardless of the legal outcome, could be substantial and could materially and adversely affect our operating results.

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses since our inception, including a net loss of approximately $19.3 million for the fiscal year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $258.0 million. We presently expect to have net losses and negative cash flow until the second half of 2004. We expect to continue to spend significant amounts to develop and enhance our products, services and technologies and to enhance our delivery capabilities. As a result, we will need to generate increasing revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. No assurances can be given that the Company will be profitable or have positive cash flow at any time in the future.

SALES TO CUSTOMERS OUTSIDE THE UNITED STATES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

International sales represented approximately 39%, 35% and 42% of our total revenue in 2003, 2002 and 2001, respectively. We anticipate that revenue from markets outside the United States will continue to represent a meaningful portion of our total revenue for the foreseeable future. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

— difficulties and costs of staffing and managing foreign operations;

— the difficulty in establishing and maintaining an effective international third-party reseller network;

— the burden of complying with a wide variety of foreign laws, particularly with respect to tax, intellectual property and license requirements;

— longer sales and payment cycles than we experience in the United States;

— political and economic instability outside the United States;

— import or export licensing and product certification requirements;

— tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

— potential adverse tax consequences, including higher marginal rates and withholding taxes;

— the impact of foreign exchange translations on the expense of our foreign operations; and

— limited ability, and significant costs, to enforce agreements, intellectual property rights and other rights in some foreign countries.

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH MAY CONTINUE TO HARM OUR BUSINESS.

There has been a global economic downturn over the past several years, which did not begin to improve until late in 2003. If United States or global economic conditions deteriorate in the future, it is likely that capital spending will decline and our sales will be adversely affected. If such unfavorable economic conditions persist or worsen in the United States or internationally, such conditions will have a material adverse impact on our business, operating results and financial condition.

OUR STOCK PRICE MAY BE VOLATILE, DUE TO FACTORS OUTSIDE OF OUR CONTROL.

Since our initial public offering in April 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The Nasdaq National Market and the securities of technology companies in particular, have experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

— actual or anticipated variations in operating results;

— announcements of operating results and business conditions by our customers, suppliers or competitors;

— announcements by our competitors relating to new customers, technological innovations or new services;

— announcements by us of new product lines and/or shifts in business focus or sales and distribution models;

— material increases in our plans for, or actual rate of, capital expenditures for infrastructure, information technology and other similar capital expenditures;

— economic developments in our industry as a whole;

— general market and economic conditions; and

— general decline and other changes in information technology and capital spending plans.

These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. Furthermore, our stock price may fluctuate due to variations in our operating results.

ANY DEFECTS IN OR OTHER PROBLEMS WITH OUR PRODUCTS COULD HARM OUR BUSINESS AND RESULT IN LITIGATION.

Complex software products such as ours may contain errors, defects and bugs. During the development of any product, we may discover errors, defects and bugs and, as a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors, defects or bugs may be technologically unfeasible. Delivery of products with undetected errors, defects or bugs, or reliability, quality, or compatibility problems, could damage our reputation. The existence of errors, defects or bugs, or reliability, quality or compatibility problems, could also cause interruptions, delays or cessations of sales to our customers. We could, as well, be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs, or reliability, quality or compatibility problems, could bring claims against us, the defense of which, even if successful, would likely be time-consuming and costly for us. Furthermore, if such defense was not successful, we might be obligated to pay substantial damages, which could materially and adversely affect our operating results.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR OPERATIONS AND RESOURCES IN ACCORDANCE WITH MARKET AND ECONOMIC CONDITIONS, OUR BUSINESS COULD BE HARMED.

Our operations have changed significantly over time, due in part to volatility in our business, and may continue to change in the future. We experienced significant growth in the past. However, between April 2001 and August 2003, in four separate restructuring actions, we reduced our workforce by approximately 45%. We may be required to expand or contract our business operations in the future to adapt to the market environment, and as a result may need to expand or contract our management, operational, sales, marketing, financial, engineering or other human resources, as well as management information systems and controls, to align and support any such growth or contraction. Our failure to successfully manage these types of changes would place a substantial burden on our business, our operations and our management team, and could negatively impact sales, customer relationships and other aspects of our business.

In addition, a significant portion of our restructuring accrual is represented by a lease loss created by our decision not to occupy our leased Pacific Shores facility. The accrual assumptions for such loss are based upon estimates of real estate market conditions and values. These market conditions are subject to wide fluctuations, and market values could decline further, which may require an additional restructuring accrual. We have attempted to sublease the Pacific Shores facility, but, to date, have not been successful in those efforts. There can be no assurances that we will be able to sublease the facility at a lease rate approximating our estimate of its lease value, or at all.

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain these key employees. We cannot guarantee that we will be able to retain all key personnel. Other than Charles Berger, our President, none of our key technical or senior management personnel have employment agreements with the Company, and, as a result, are more likely to leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacing them could be difficult and costly. If we are not able to successfully and rapidly replace such personnel, our business could be materially harmed. We do not have key personnel life insurance policies covering any of our employees.

OUR FAILURE TO SUCCESSFULLY RESPOND TO AND MANAGE RAPID CHANGE IN THE MARKET FOR SPEECH SOFTWARE COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS. IT IS ESSENTIAL THAT WE CONTINUE TO DEVELOP NEW PRODUCTS THAT ACHIEVE COMMERCIAL ACCEPTANCE.

The speech software industry is relatively new and rapidly changing. Our future success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing third-party reseller and end-user requirements and incorporate technological advancements, such as products that speed deployment and accelerate customers’ return on investment, as well as achieve commercial acceptance. Commercial acceptance of new products and technologies we may introduce will depend, among other things, on: the ability of our services, products and technologies to meet and adapt to the needs of our target markets; the performance and price of our products and services and our competitors’ products and services; and our ability to deliver speech solutions, customer service and professional services directly and through our third-party resellers. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, we may be unable to retain existing customers or attract new customers, which could materially harm our business. In addition, as we develop new products, sales of existing products may decrease. If we cannot offset a decline in revenue from existing products with sales of new products, our business would suffer.

SPEECH PRODUCTS ARE NOT 100% ACCURATE AND WE COULD BE SUBJECT TO CLAIMS RELATED TO THE PERFORMANCE OF OUR PRODUCTS. ANY CLAIMS, WHETHER SUCCESSFUL OR UNSUCCESSFUL, COULD RESULT IN SIGNIFICANT COSTS AND COULD DAMAGE OUR REPUTATION.

Speech recognition, natural language understanding and authentication technologies, including our own, are not able to perform accurately in every instance. Our customers, including several financial institutions, use our products to provide important services to their customers, including transferring funds to accounts and buying and selling securities. Any misrecognition of voice commands or incorrect authentication of a user’s voice in connection with these financial or other transactions could result in claims against our customers or us for losses incurred. Although our contracts usually contain provisions designed to limit our exposure to such liability claims, a claim brought against us based on misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management’s attention, result in costly litigation and harm our reputation. If any such claim is successful, we could be exposed to an award of substantial damages and our reputation could be harmed greatly. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of limitations of liability, disclaimers of warranty or other protective provisions contained in our contracts.

WE MAY INCUR A VARIETY OF COSTS TO ENGAGE IN FUTURE ACQUISITIONS OF COMPANIES, PRODUCTS OR TECHNOLOGIES, AND THE ANTICIPATED BENEFITS OF THOSE ACQUISITIONS MAY NEVER BE REALIZED.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company. For the year ended December 31, 2001, the Company evaluated the carrying value of the assets related to the SpeechFront acquisition and recorded an asset impairment. In February 2001, we acquired non-exclusive intellectual property rights from a third-party. For the year ended December 31, 2001, the Company performed an impairment analysis and determined that asset related to the SpeechFront acquisition was impaired and was subsequently written down to its estimated fair value. Any future acquisitions of companies or technologies would be accompanied by risks such as:

— difficulties in assimilating the operations, personnel and technologies of acquired companies;

— diversion of our management’s attention from ongoing business concerns;

— our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

— additional expense associated with impairments of acquired assets, such as goodwill or acquired workforce;

— maintenance of uniform standards, controls, procedures and policies; and

— impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future. Our inability to integrate successfully any business products, technologies or personnel we may acquire in the future could materially harm our business.

WE MAY HAVE DIFFICULTY COLLECTING AMOUNTS OWED TO US.

Certain of our customers and third-party resellers have experienced, and may in the future experience credit-related issues. We perform ongoing credit evaluations of customers, but do not require collateral. We grant payment terms to most customers ranging from 30 to 90 days. However, in some instances we may provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, our business, operating results and financial condition could be adversely impacted.

IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MAY BE FORCED TO CHANGE OURBUSINESS
PRACTICES.

We currently account for the issuance of stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board is expected to issue an exposure draft that may require companies to include a compensation expense in their statement of operations relating to the issuance of employee stock options. The change in accounting for stock options is presently anticipated to become effective in April 2005. As a result, we could decide to decrease the number of employee stock options that we would grant. This could affect our ability to retain existing employees and attract qualified candidates for open positions, and increase the cash compensation we would have to pay to them. Conversely, issuing a comparable number of stock options could adversely impact our results of operations under the new accounting requirements, once they take effect.

INTERNATIONAL SALES OPPORTUNITIES MAY REQUIRE US TO DEVELOP LOCALIZED VERSIONS OF OUR PRODUCTS. IF WE ARE UNABLE TO DO SO TIMELY, OUR ABILITY TO GROW OUR INTERNATIONAL REVENUE AND EXECUTE OUR INTERNATIOANAL BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED.

International sales opportunities may require investing significant resources in creating and refining different language models for particular languages or dialects. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If we fail to develop needed localized versions of our products on a timely basis, our ability to address international market opportunities and to grow our international business will be adversely affected. However, even if we expend resources to develop localized versions of our products, there can be no assurance that we will be able to recognize sufficient revenues from these localized versions to make them profitable.

IF THE INDUSTRY STANDARDS WE HAVE SELECTED TO SUPPORT ARE NOT ADOPTED AS THE STANDARDS FOR SPEECH SOFTWARE, CUSTOMERS MIGHT NOT USE OUR SPEECH SOFTWARE PRODUCTS FOR DELIVERY OF APPLICATIONS AND SERVICES.

The market for speech software is relatively new and emerging and industry standards are still being established. We may not be competitive unless our products support changing industry standards. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products. Furthermore, the existence of multiple standards could chill the market for speech software in general, until a dominant standard emerges.

Our pre-packaged applications, V-Builder applications-building tool and our Nuance Voice Platform software are each designed to work with the recently adopted VoiceXML standard. There are currently other, similar standards in development, some of which may become more widely adopted than VoiceXML. If VoiceXML is not widely accepted by our target customers or if another competing standard were to become widely adopted, then sales of our products could decline and our business would be materially harmed. In that case, we may find it necessary to redesign our existing products or design new products that are compatible with alternative standards that are widely adopted or that replace VoiceXML. This design or redesign could be costly and time-consuming. If a third party proprietary technology were to become a standard, we might be precluded from developing products to conform to that standard unless we are able to enter into agreements to license the rights to develop such products. Any such license could require us to pay substantial royalties, whether upfront or based on sales of such products, which could materially adversely affect our margins for such products and, as a result, our results of operations.

ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HARM OUR ABILITY TO COMPETE.

Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain, maintain or enforce. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or to recover adequate compensation from any such infringers.

Although we have filed multiple U.S. patent applications, we have currently only been issued a small number of patents. There is no guarantee that more patents will be issued with respect to our current or future patent applications. Any patents that are issued to us could be circumvented or challenged. If challenged, a patent might be invalidated or its claims might be substantially narrowed. Our intellectual property rights may not be adequate to provide us with a competitive advantage and, in any event, are not likely to prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, or superior to our technology.

Monitoring infringement and misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we license our products internationally, and the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS WHICH MAY DELAY OR PREVENT A CHANGE OF CONTROL OF NUANCE.

Our Shareholder Rights Plan, as well as provisions of our charter and bylaws, may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of Nuance. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

— the Company’s Shareholder Rights Plan adopted in December 2002;

— the division of the board of directors into three separate classes;

— the elimination of cumulative voting in the election of directors;

— prohibitions on our stockholders acting by written consent and calling special meetings;

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

Since the completion of our initial public offering in April 2000, we have been subject to the anti-takeover provisions of the Delaware General Corporation Law, including Section 203, which may deter potential acquisition bids for our company. Under Delaware law, a corporation may opt out of Section 203. We do not presently intend to opt out of the provisions of Section 203.

OUR FACILITIES ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER NATURAL DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT, WHICH COULD REQUIRE US TO CURTAIL OR CEASE OPERATIONS.

Our facilities are located in the San Francisco Bay Area, near known earthquake fault zones, and are vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area, causing significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or completely, impaired.

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

ITEM 2.      PROPERTIES

        Our headquarters are located in Menlo Park, California in three office buildings in which we lease an aggregate of approximately 60,000 square feet. The leases on three office buildings expire in August 2004. We are in the process of negotiating a new lease on the buildings. The new lease is for three office buildings in which we intend to lease an aggregate of approximately 49,000 square feet for a lease term of 5 years, starting April 1, 2004. In May 2000, we signed a lease for a new 141,000 square-foot headquarters facility in Redwood City, California. The lease term is for eleven years, which began in August 2001. In April 2001, in conjunction with a restructuring plan, management decided not to occupy this corporate headquarter facility, but rather market the property for sublease (see Note 11 to the consolidated financial statements).

        In January 2000, we signed a lease, which was amended in August 2000, for approximately 36,000 square feet of office space in Montreal, Canada for our Montreal operations. The lease term is for seven years from the lease inception date of November 1, 2000. In January 2003, this lease was subsequently amended and the leased area was reduced to 18,000 square feet. In January 2001, we signed a lease for approximately 9,400 square feet of office space in Ottawa, Canada in relation to an existing facility previously leased by SpeechFront. The lease term is for two and a half years from the lease inception date of January 1, 2001. This lease was terminated in November 2002 due to the consolidation of the Ottawa operations with our Montreal operations. We also lease facilities with lease terms ranging from two to three years in Brazil, Hong Kong and Japan. In addition, we also lease, on a short-term basis, office space in Oakbrook, Illinois, Germany, Canada and the United Kingdom. Other than in Canada and our Menlo Park, California headquarters, all of our offices are sales offices. We do not own any real estate.

ITEM 3.    LEGAL PROCEEDINGS

        In August 2001, the first of a number of complaints was filed, in The United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased Nuance stock between April 12, 2000, and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against Nuance. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including the Company) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including finalization of appropriate documentation and approval of the Court. The settlement is not expected to have any material impact upon the Company, as payments, if any, are to be made by insurance carriers, rather than by the Company. In the event a settlement is not concluded, we intend to defend the litigation vigorously. We believe that we have meritorious defenses to the claims against us.

        On January 16, 2001, Nuance filed an opposition proceeding in the European community against a Community Trade Mark application for NUANCE, owned by Nuance Global Traders, Ltd. The opposition is still pending. The parties have agreed upon a settlement which will become final upon, among other things, completion of final settlement documents.

        In March 2001, the first of a number of stockholder class action complaints were filed, in the United States District Court for the Northern District of California, against Nuance and certain of its officers and directors. The lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001, through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs were seeking unspecified damages. In April 2003, in response to our motion to dismiss, certain of the plaintiffs’ claims were dismissed with prejudice. However, plaintiffs were permitted to file a further amended complaint with respect to several remaining claims. In November 2003, a settlement and dismissal of the action was approved by the Court. The settlement was funded entirely by the defendants’ insurers in August and September 2003.

        In mid 2001, putative shareholder derivative actions were filed in California state alleging breaches of fiduciary duty and insider trading by various of our directors and officers. As we are named as nominal defendant, the lawsuits did not appear to seek any recovery against us. The settlement and dismissal of these actions were approved by the Court in November 2003. The settlement did not provide for any monetary payments by the defendants.

        We are subject to various legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of fiscal 2003, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been quoted on the Nasdaq National Market under the symbol “NUAN” since April 13, 2000. The following table presents, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal 2003
First Quarter	$ 2.67	$ 2.18
Second Quarter	$ 5.43	$ 2.12
Third Quarter	$ 6.38	$ 4.79
Fourth Quarter	$ 9.06	$ 5.91
Fiscal 2002
First Quarter	$ 10.57	$ 5.65
Second Quarter	$ 7.25	$ 3.61
Third Quarter	$ 4.11	$ 1.70
Fourth Quarter	$ 3.26	$ 1.33

        As of February 29, 2004, there were approximately 396 holders of record of our common stock based on data obtained from our transfer agent. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        We have never declared or paid any dividends on our common stock or other securities. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and to expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant.

ITEM 6.    SELECTED FINANCIAL DATA

        Set forth below is a summary of certain consolidated financial information with respect to Nuance as of the dates and for the periods indicated. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our consolidated financial statements, which have been audited.

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The historical results presented below are not necessarily indicative of future results (in thousands except per share data):

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Satement of Operations Data:
Total revenue	$55,038	$44,085	$39,300	$51,818	$19,567
Gross profit	42,138	32,390	23,033	41,066	14,107
Loss from operations	(22,287)	(73,071)	(117,781)	(29,825)	(19,149)
Net loss	(19,301)	(71,184)	(110,365)	(23,474)	(18,474)
Basic and diluted net loss per share	$(0.56)	$(2.11)	$(3.40)	$(1.03)	$(6.32)
Shares used to compute basic and diluted net loss per share (*)	34,471	33,666	32,480	22,717	2,924

                (*)    For a description of shares used in computing basic and diluted net loss per share, see Note 2 to the consolidated financial statements.

	As of December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,206	$43,771	$132,618	$219,047	$18,073
Short-term and long-term investment	66,599	83,737	41,977	8,728	23,454
Working capital	99,661	110,034	128,672	226,366	33,907
Total assets	141,497	161,670	208,231	279,338	53,722
Current portion of restructuring accrual	9,554	10,453	8,974	--	--
Long-term portion of restructuring accrual	42,891	42,232	20,169	--	--
Current portion of capital lease	33	37	--	12	1,043
Long-term portion of capital lease	--	27	--	32	1,333
Total stockholders' equity	72,561	89,273	154,825	251,991	36,951

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

        The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to our expectations for results during the current fiscal year, statements regarding revenue and expense trends and cash positions, statements regarding our sales and marketing, hiring activities, product development and our outlook for the Company, as well as our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks”, “projected”, “assumes” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Company Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

OVERVIEW

        We develop, market and support speech software products for automating interactions over the telephone for a range of industries and applications. Our products include: speech recognition software, which is used to recognize what a person says, deliver responses and information and perform transactions; text-to-speech synthesis software, which converts text, for example, from a database, email or web page into an audio signal to deliver speech over the telephone; voice authentication software, which can be used to verify the identity of speakers by the unique qualities of their voices; grammars, which define the dictionary of possible caller responses for use in applications; and a standards-based software platform designed as a foundation for speech application deployment and management and a packaged speech routing application product. Two of these products are new and were released in 2003: Nuance Voice Platform (“NVP”), an open, standards-based software platform optimized for speech solutions, was released in the first quarter 2003 and Nuance Call Steering (“NCS”), a packaged application designed to accurately and cost-effectively route phone calls to the correct customer care destinations, was released in the second quarter of 2003. We plan to add additional applications for key industries, which, like NCS, will be designed to leverage the features inherent in our engines and platform while reducing deployment time and cost.

        We seek to actively support both emerging industry standards as well as proprietary development environments. Our software is designed to work with VoiceXML, the recognized industry standard language for the creation of voice-driven products and services.

        We also offer a range of consulting, support and education services that enable our customers and third-party resellers to develop and maintain voice-driven applications that use our software products.

        We sell our products both directly through our sales force and indirectly through third-party resellers. We sell our products to customers in the United States, Canada, the United Kingdom and other countries in Europe, China and other countries in Asia, and Latin America. We anticipate that markets outside of the United States will continue to represent a significant portion of total future revenue.

OVERVIEW OF 2003 OPERATIONS

        Our growth and anticipated profitability are heavily dependent upon general economic conditions and demand for information technology. Our growth has traditionally been fueled by sales to the telecommunications and financial services industries. Some industries have sustained slowdowns over the past several years. Even though information technology spending remains improved recently due to growth in the economy, it is difficult to predict the information technology spending trend for the foreseeable future.

        In response to the challenging business environment, we have evolved and continue to evolve our strategic direction in a way that we believe will improve our business performance. Our strategic objectives include:

.	focusing resources on geographic and industry targets believed to have the highest potential for revenue,

.	evolving our voice platform and development tools to increase the speed and ease of deployment and reduce the total cost of ownership of speech systems,

.	developing speech applications designed to reduce deployment time and lower maintenance requirements,

.	developing and strengthening a multi-channel selling model, and

.	developing advanced speech technologies that deliver customer value and maintain our leadership position in the speech industry.

        Some specific operating changes have already been accomplished, such as the restructuring actions taken in 2001, 2002 and 2003, two newly released products in 2003, NVP in March 2003 and NCS in June 2003, the sales execution with a multi-channel strategy, the development of the new platform Value Added Resale (“VAR”) channel, and our focus on driving complete speech solutions into the large telecom and enterprise call center markets. We plan to introduce certain new applications in the future. Other operating activities, including new products and changes to selling and delivery channels, will continue to evolve over the next several years. We are making these strategic shifts because we believe that they will enhance our business performance, however, some of the actions we are taking, such as the introduction of new products, present inherent risks. We believe that these new products will make speech systems faster and easier to deploy, and will create value for our customers. The success of these products depends upon certain market factors such as information technology spending, market acceptance of packaged software applications and industry adoption of VoiceXML and related standards.

        In addition, we are responding to customers’ requests to work more directly with them and provide them greater access to Nuance’s speech expertise across all levels of their speech solutions. We believe that increasing our direct relationships with end users and delivering more complete solutions will allow us to reap greater value from these sales transactions. However, this new sales and delivery model may also present increased costs and risks such as increased liability for complete solution delivery, costs and risks of subcontractors, and possible delays in recognition of revenue. Further, we may experience periodic fluctuations in our consulting services revenues when long-term consulting projects come to completion. In addition, while we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships may be adversely affected by our introduction of our own platform product and application product and/or our direct sales activities, which may have an unfavorable impact on revenue from certain third-party resellers.

        We are committed to a multi-channel sales approach and third-party resellers have been and will continue to be instrumental in delivering speech engines, applications and services to our end customers. We are actively working to maintain and build strong relationships with existing third-party resellers as well as new third-party resellers. We will continue to focus efforts on fostering a strong third-party reseller channel, particularly to leverage complementary capabilities in order to speed and ease deployment of speech solutions. We may encounter difficulties or delays in finding third-party reseller partners having such complementary capabilities and/or establishing third-party reseller partner relationships with such entities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that management make a number of assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Such estimates include percentage of completion on certain revenue contracts, uncollectible accounts receivable, restructuring accrual for leases, taxes and contingencies. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may differ from these estimates and assumptions.

        Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Those policies are as follows:

.	revenue recognition;

.	restructuring and impairment charges;

.	valuation allowance for doubtful accounts;

.	income taxes;

.	valuation of long-lived assets.

Revenue Recognition

        Revenues are generated from licenses, services and maintenance. All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States. We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. We also recognize some revenue based on SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Emerging Issues Task Force (“EITF”) Issue No. 03-05 “Applicability of American Institute of Certified Public Accountant Statement of Position 97-2 to Non-software Deliverables in an Arrangement Containing More Than Incidental Software”.

        Our license revenue consists of license fees for our software products. The license fees for our software products are calculated primarily by determining the maximum number of calls that may be simultaneously connected to our software.

        For licensed products requiring significant customization, we recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs incurred exceed the related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our percentage completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue we recognize in any period.

        For licensed products which do not require significant customization of components, we recognize revenue from the sale of software licenses when:

.	persuasive evidence of an arrangement exists;

.	the software and corresponding authorization codes have been delivered;

.	the fee is fixed and determinable;

.	collection of the resulting receivable is probable.

        We use a signed contract and either 1) a purchase order, 2) order form or 3) royalty report as evidence of an arrangement.

        Products delivered with acceptance criteria or return rights are not recognized as revenue until all revenue recognition criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. Delivery is accomplished through electronic distribution of the authorization codes or “keys”. Occasionally the customer will require that we secure their acceptance of the system in addition to the delivery of the keys. Such acceptance, when required, typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or task completion rates. In the absence of such required acceptance, we will defer revenue recognition until signed acceptance is obtained.

        We consider the fee is fixed and determinable when the price is not subject to refund or adjustments.

        We assess collectibility of the transaction based on a number of factors, including the customer’s past payment history and its current financial position. If we determine that collection of a fee is not probable, we defer recognition of the revenue until the time collection becomes reasonably assured, which is upon receipt of the cash payment.

        We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the price charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when vendor-specific objective evidence of fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and vendor specific objective evidence of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from third-party resellers is recognized when product has been sold through to an end user and such sales have been reported to us. However, certain third-party reseller agreements include time-based provisions on which we base revenue recognition. In these instances, there is no right of return possible.

        The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement and the nature of those services. In the majority of cases, we either perform no consulting services or we perform services that are not essential to the functionality of the software. When we perform consulting and implementation services that are essential to the functionality of the software, we recognize both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP No. 81-1; however, judgment is required in determining the percentage of the project that has been completed.

        We have also explored the markets for complete speech solutions and delivering through combined product and services, where we are required to use contract accounting and recognize the bundled license and service revenue based upon percentage of completion. This method of accounting is subject to certain judgments by us regarding amount of revenue allocated to percentage of work completed. Typically, we would recognize revenue based upon the proportional level of effort expended to complete certain milestones defined in the customer contract or statement of work.

        Service revenue consists of revenue from providing consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred and recognized, in accordance with Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, we require 1) a signed contract and 2) statement of work and 3) purchase order prior to recognizing any services revenue. Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

        Maintenance revenue consists of fees for providing technical support and software upgrades. We require a signed contract and purchase order prior to recognizing any maintenance revenue. We recognize all maintenance revenue ratably over the contract term. Most customers have the option to renew or decline maintenance agreements annually for the contract term.

        Our standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

Restructuring and Asset Impairment Charges

        Through December 31, 2003, we have accrued for restructuring costs when management approved and committed to a firm plan. Historically the main components of our restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges were accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building would remain vacant (2) sublease terms (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges”, EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and FASB No.146 “Accounting for Costs Associated with Exit or Disposal Activities”. These reserves were based upon management’s estimate of the time required to sublet the property and the amount of sublet income that might be generated between the date the property was not occupied and expiration of the lease for the unoccupied property. These estimates are reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates.

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

Valuation of Long-lived Assets

        We have assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 “Accounting for the Impairment of Disposal of Long Lived Assets”. SFAS No. 144 superceded SFAS No. 121 “Accounting for the impairment or Disposal of Long-lived Assets” in 2002. We assess the realizability of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144. We assess the impairment of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, which became effective in 2002. For assets to be held and used, including acquired intangibles, we initiate our review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

        It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of and for the years ended December 31, 2003 and 2002, we have no goodwill balance and no impairment of intangibles was recorded. For the year ended December 31, 2001, we recorded goodwill and work force impairments. (See Note 12 to the consolidated financial statements.)

RESULTS OF OPERATIONS

        Revenues are generated from three primary sources: (1) sale of new software licenses, (2) services, which include consulting services and training services, and (3) maintenance, which includes software license updates and customer technical support.

        Software license revenues represent all fees earned from granting customers licenses to use our technology and applications software and exclude revenues derived from software license updates, which are included in maintenance revenue. The vast majority of our software license arrangements include software license updates and product support, which are recognized ratably over the terms of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support services include Internet access to technical content, as well as Internet and telephone access to technical support personnel. Software license updates and product support are priced as a percentage of the net new software license fees. Most of our customers renew the software license updates and product support rights annually.

        Cost of license revenue consists primarily of fees payable on third party software, inventory write-downs and amortization of purchased technology. Cost of service and maintenance revenue consists primarily of compensation and related overhead costs from employees engaged in consulting and training services, software license updates and customer technical support, and amounts paid to subcontractors.

        Our operating expenses are classified into seven general categories: sales and marketing, research and development, general and administrative, amortization of goodwill and workforce, non-cash compensation, restructuring charges and asset impairments. We classify all charges to these operating expense categories based on the nature of the expenditures. The sales and marketing, research and development, general and administrative categories consist primarily of the following expenses: compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, insurance, facilities costs and third-party professional services fees. We allocate the total costs for information technology services and facilities to each functional area that uses information technology services and facilities based on headcount. These allocated costs include rent and other facility-related costs for our offices, communication charges and depreciation expense for property and equipment, and computer hardware and software maintenance.

        From our inception through December 31, 2003, we have incurred approximately $444.8 million of operating expenses, including $79.9 million of restructuring charges and $29.0 million of asset impairments. Approximately $94.7 million of research and development expenditures were used to develop our current and future software products. Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established, which usually occurs close to the completion of the software. Once established, these costs would be capitalized. Amounts that could have been capitalized were insignificant and, therefore, no software development costs have been capitalized to date. As a result of these and other operating expenditures, we have incurred net operating losses in each year since inception.

        We believe that period-to-period comparisons of our historical operating results are not necessarily meaningful and should not be relied upon as being indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly changing markets. We have experienced both significant revenue growth and revenue declines in the past. Furthermore, we may not achieve or maintain profitability in the future.

	For the Years Ended December 31,
	2003	2002	2001	2003 over 2002	2002 over 2001
	(in thousands)			% change
Revenue:
License	$28,207	$26,783	$20,759	5%	29%
Service	14,266	8,191	10,861	74	(25)
Maintenance	12,565	9,111	7,680	38	19
Total revenue	55,038	44,085	39,300	25	12
Cost of revenue:
License	370	641	275	(42)	133
Service and maintenance	12,530	11,054	15,992	13	(31)
Total cost of revenue	12,900	11,695	16,267	10	(28)
Gross profit	42,138	32,390	23,033	30	41
Operating expenses:
Sales and marketing	28,179	39,712	39,125	(29)	2
Research and development	15,310	14,153	18,779	8	(25)
General and administrative	11,533	13,393	13,487	(14)	(1)
Amortization of goodwill and workforce	--	--	1,911	-	(100)
Non-cash compensation expense	28	928	5,321	(97)	(83)
Restructuring charges and asset impairments	9,375	37,275	62,191	(75)	(40)
Total operating expenses	64,425	105,461	140,814	(39)	(25)
Loss from operations	(22,287)	(73,071)	(117,781)	(70)	(38)
Interest and other income, net	1,180	2,687	7,990	(56)	(66)
Loss before income taxes	(21,107)	(70,384)	(109,791)	(70)	(36)
Provision for (benefit from) income taxes	(1,806)	800	574	(326)	39
Net loss	$(19,301)	$(71,184)	$(110,365)	(73)	(36)

        The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	For the years ended December 31,
	2003	2002	2001
Revenue:
License	51%	61%	53%
Service	26	18	28
Maintenance	23	21	19
Total revenue	100	100	100
Cost of revenue:
License	1	1	1
Service and maintenance	22	25	40
Total cost of revenue	23	26	41
Gross profit	77	74	59
Operating expenses:
Sales and marketing	51	90	100
Research and development	28	32	48
General and administrative	21	31	34
Amortization of goodwill and workforce	--	--	5
Non-cash compensation expense	--	2	13
Restructuring charges and asset impairments	17	85	158
Total operating expenses	117	240	358
Loss from operations	(40)	(166)	(299)
Interest and other income, net	2	6	20
Loss before income taxes	(38)	(160)	(279)
Provision for (benefit from) income taxes	(3)	2	2
Net loss	(35)%	(162)%	(281)%

	For the years ended December 31,
	2003	2002	2001
Gross profits:
License revenue gross profit	99%	98%	99%
Service and maintenance revenue gross profit	53	36	14
Total revenue gross profit	77	74	59

Summary of 2003 versus 2002

        Total revenue increased 25% from 2002 to 2003. This increase was primarily attributable to increases in service and maintenance revenue. Total revenue from customers in Canada increased by $7.6 million from $4.0 million in 2002 to $11.6 million in 2003, primarily from sales of products and services to customers in the telecommunications industry. Total revenue from customers in the United States increased $4.8 million from $28.5 million in 2002 to $33.3 million in 2003, primarily from increases in service and maintenance revenue. Total revenue from customers in Latin America declined $2.2 million from $3.0 million in 2002 to $0.8 million in 2003, due to Latin America countries political restrictions and unstable economic situations. In 2003, we depended on a limited number of customers for a substantial portion of our revenue. We may not continue to recognize significant revenue from these customers, or replace them with other significant customers in 2004.

        When the Company performs consulting and implementation services that are essential to the functionality of the software, the Company recognizes both license and service revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. Revenue recognized for such contracts were significant, totaling $5.1 million or approximately 9% of total revenue for the year ended December 31, 2003.

        Gross profit increased from 74% in 2002 to 77% in 2003, primarily due to higher service and maintenance revenue, as well as a $1.4 million increase in license revenue with no increase in cost of license revenue. Service and maintenance margins increased substantially from 36% in 2002 to 53% in 2003 as a result of improved utilization of our service employees and relatively constant maintenance costs.

        Operating expense decreased 39% from 2002 to 2003, primarily due to lower employee-related expenses and net incremental savings from our restructuring efforts. We have reduced expenses to better align resources with revenue opportunities anticipated in the current economic market. Additionally, we have reduced the use of outside professional services in 2003.

        Loss from operations as a percentage of total revenues improved from (166%) to (40%) from 2002 to 2003, primarily due to the increase in service revenue and maintenance revenue, as well as the reduced expenses and restructuring charges.

        We recognized state and foreign income tax provisions for the years ended December 31, 2003, 2002, and 2001 of $(1.8) million, $0.8 million and $0.6 million respectively. For the year ended December 2003, we recorded a tax benefit of $1.8 million of state and foreign taxes, in which a tax benefit of $1.4 million resulted from the reversal of a prior year accrual related to tax assessments and penalties from the France Tax Authorities the for tax years ended 1999, 2000 and 2001. Unrelated to the French tax, we recorded a tax benefit of $0.6 million due to the recognition of research and development tax credits from our Canadian operations.

Summary of 2002 versus 2001

        Total revenue increased 12% from 2001 to 2002, primarily attributable to the increase in license revenue of 29% from 2001 to 2002 and maintenance revenue of 19% from 2001 to 2002. A significant portion of the increase is primarily generated in the North American region comprising of 74% increase in total revenue in Canada and 24%, increase in total revenue in the United States.

        Gross profit as a percentage of total revenues increased from 59% in 2001 to 74% in 2002, primarily due to increase in maintenance revenue of $1.4 million, while reducing the cost of the service and maintenance revenue by $4.9 million from 2001 to 2002.

        Operating expense decreased 25% from 2001 to 2002, primarily due to reduction in charges for amortization of goodwill and workforce of $1.9 million, reduction in non-cash compensation charges of $4.4 million and reduction in asset impairments of $27.2 million.

        Operating margins loss as a percentage of total revenues improved from (299%) to (166%) from 2001 to 2002, primarily due to the increase in revenue, combined with the reduction of cost of revenue, operating expenses and the reductions in charges for amortization of goodwill and workforce of $1.9 million, reduction in non-cash compensation charges of $4.4 million and reduction in asset impairments of $27.2 million.

Comparison of the years ended December 31, 2003, 2002 and 2001

Revenue and cost of revenue

2003 vs. 2002

        Total revenue increased 25% from 2002 to 2003. License revenue increased 5%, while service revenue increased 74% and maintenance revenue increased 38% from 2002 to 2003. In 2003 we depended on a limited number of customers for a substantial portion of our revenue. We may not continue to recognize significant revenue from these customers, or replace them with other significant customers in 2004.

License revenue and cost of license revenue

        License sales in Canada improved substantially, an increase of $3.1 million in 2003 over 2002, primarily from purchases made by the telecommunications sector. License sales in Latin America declined substantially from $2.1 million in 2002 to $0.2 million in 2003 as the economy in Latin America continued to experience difficulty. Our license sales in the United States, Europe, and Australia produced modest absolute growth or minor declines in each of these regions. Our license sales in Asia in 2003, primarily in China, produced an additional $0.5 million in license sales over 2002.

        We continued to market and license our speech engines in 2003 and released two new speech products: NVP in March 2003 and NCS in June 2003. The NVP gained market acceptance in the telecommunications sector. These new products were primarily sold directly to end user customers and accounted for a significant portion of the increase in license sales sold directly to customers. Direct license revenue increased $4.9 million to $11.0 million in 2003 from $6.1 million in 2002. Indirect license revenue, primarily our speech engine products sold through our third-party resellers, declined $3.4 million to $17.2 million in 2003 from $20.6 million in 2002.

        We also recognized license revenue of $1.1 million in 2003 and $2.7 million in 2002 from revenue originally accounted for as deferred revenue when payment for these third-party reseller contracts was received in prior periods. We originally deferred the revenue primarily as a result of payments from customers received in advance of recognition of revenue. This license revenue was recognized in 2003 and 2002 when an identified time period expired or the customer or third-party resellers’ right to certain license was forfeited. As of December 31, 2003, there were no further deferred license contracts of this nature recorded as deferred revenue accounts.

        The cost of license revenue declined slightly, $0.3 million from 2002 to 2003. Gross profit increased slightly to 99% in 2003 from 98% in 2002.

Service revenue

        Service revenue increased a substantial 74% in 2003 from 2002. This revenue grew primarily from a few large multi-year service contracts in 2003 in the United States and Canada, primarily supporting the telecommunications sector.

Maintenance revenue

        Maintenance revenue increased 38% from 2002 to 2003. The increased maintenance revenue was primarily due to an increase in license revenue in 2002 over 2001. The increase in the sales of licenses in prior years resulted in an increase in support contract renewals and a one-time benefit from fees paid by customers or third-party resellers to reinstate support contracts.

Cost of Service and Maintenance revenue

        The cost of service and maintenance revenues as a percentage of service and maintenance revenue decreased from 64% in 2002 to 47% in 2003.

        Cost of service revenue as a percentage of service revenue was 63% for 2003 and 94% for 2002. Service revenue gross profit improved from 6% in 2002 to 37% in 2003, primarily due to the increase in utilization of our professional service employees and the effective use of subcontractors to deliver consulting work for our customers. Utilization was also improved in 2003 as we completed several large projects, which allowed for more accurate scheduling and minimal unplanned and unbilled time.

        The cost of maintenance revenue remained relatively flat from 2002 to 2003. Technical support personnel required to provide customers with product support remained at a relatively constant headcount from 2002 to 2003. Maintenance gross profit increased from 63% in 2002 to 72% in 2003.

2002 versus 2001

        Total revenue increased 12% from 2001 to 2002. License revenue increased 29%, while service revenue decreased 25% and maintenance revenue increased 19%.

License revenue and cost of license revenue

        License sales in the United States and Canada improved substantially, an increase of $5.8 million in 2002 over 2001, primarily from purchases made by the telecommunications sector. License sales in Australia declined $0.7 million from 2001. Our license sales in Europe, Asia and Latin America produced modest absolute growth in each of these regions.

        We marketed and licensed our speech engines in 2001 and 2002 primarily through third-party resellers. Direct license sales increased $1.5 million to $4.6 million in 2002 from $3.1 million in 2001. License revenue recorded from our third-party resellers increased $3.6 million to $19.5 million in 2002 from $15.8 million in 2001.

        We also recognized license revenue of $2.7 million in 2002 and $1.8 million in 2001 from revenue originally accounted for as deferred revenue when payment for these third-party reseller contracts was received in prior periods. We originally deferred the revenue primarily as a result of payments from customers received in advance of recognition of revenue. This license revenue was recognized in 2002 and 2001 when an identified time period expired or the customer or third-party resellers’ right to certain licenses was forfeited.

        Cost of licenses revenue increased $0.4 million from 2001 to 2002, resulted in the gross profit decreasing from 99% in 2001 to 98% in 2002. During 2001, we purchased $550,000 of third-party software to complement our core product line. For the year ended December 31, 2001, we evaluated the third party software and wrote off $275,000 of excess inventory caused by lower-than-expected demand in 2001. For the year ended December 31, 2002, we continued to assess the remaining carrying value of the inventory in relation to recovery of future revenues and wrote off the remaining $275,000.

Service revenue

        Service revenue declined 25% in 2002 from 2001. Professional service revenue remained at higher levels in the first two quarters of 2001 as our service contracts supported the relatively large license contracts recorded in late 2000 were delivered. These service contracts declined substantially in the latter half of 2001.

Maintenance revenue

        Maintenance revenue increased 19% from 2001 to 2002. The increased maintenance revenue was primarily due to increases in licenses revenue in 2002 over 2001, an increase in support contract renewals and a one-time benefit from fees paid by customers or third-party resellers to reinstate support contracts.

Cost of service and maintenance revenue

        The cost of service and maintenance revenues declined $4.9 million from 2001 to 2002.

        The cost of service revenues declined $4.3 million from 2001 to 2002. We improved gross profit on service from a loss in 2001 of (10%) to a gross profit of 6% in 2002. The decrease in professional services expenses in absolute dollar amount was primarily due to a decrease in payroll and related costs resulting from the reduction of 10 professional services personnel during the January 2002 and August 2002 reductions-in-force. Further reductions to service costs were attributed to the reassignment of certain professional services employees to support the sales organization. These decreases were offset by an increase in consulting costs in 2002 of $1.4 million from the use of subcontractors in order to meet the demand of certain customers as the level of consulting contracts increased again in the latter half of 2002.

        The cost of maintenance revenue decreased $0.6 million from 2001 to 2002. This decrease was primarily due to the decrease in payroll and related costs from the reduction of six employees during the January 2002 and August 2002 reductions- in-force.

Sales and Marketing

        Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing employees, travel costs and promotional expenditures, including public relations, advertising, trade shows and marketing materials.

2003 versus 2002

        The decreases in expenses from 2002 to 2003 was primarily attributable to the $5.0 million decrease in payroll and related expenses, $1.0 million decrease in annual V-World trade show expenses and $1.1 million decrease in consulting expenses. The lower payroll and related overhead costs resulted from the realization of the full benefit of the reductions-in-force actions taken in the latter half of 2002. Sales headcount decreased by 9 employees, approximately 11%, from 80 employees at December 31, 2002 to 71 employees at December 31, 2003.

2002 versus 2001

        Sales and marketing expense remained relatively constant from 2001 to 2002. While there was a reduction of 70 sales and marketing personnel resulting from the January 2002 and August 2002 reductions-in-force, the payroll related cost savings were not fully realized until the fourth quarter of 2002.

Research and Development

        Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors.

2003 versus 2002

        The increase from 2002 to 2003 was primarily attributable to the $0.8 million increase in payroll and related expenses and a $0.3 million increase in external consulting service. The increase in research and development expenses from 2002 to 2003 reflects our continuing efforts and investment to develop and deliver enhancements to our core speech engine products, to develop and deliver our new NVP product and NCS Application product. Headcount for research and development personnel increased by 5 employees, approximately 5%, from 94 employees at December 31, 2002 to 99 employees at December 31, 2003.

2002 versus 2001

        The decrease in research and development expenses from 2001 to 2002 was primarily due to the reduction of 14 research and development personnel from the January 2002 and August 2002 reductions-in-force, which resulted in a decrease in payroll and related costs of $1.9 million. Other factors that contributed to the decrease were the decrease in amortization costs for purchased technology of $1.0 million following the December 31, 2001 write-down of the impaired intangible asset and the decrease in infrastructure headcount-related costs of $0.8 million.

General and Administrative

        General and administrative expenses consist primarily of compensation and related costs for administrative employees, legal services, accounting services and other general corporate expenses.

2003 versus 2002

        The decreases from 2002 to 2003 was primarily attributable to decreases in external consulting services, decreases in payroll and related overhead costs as a result of the headcount reduction in the first quarter 2002, the third quarter 2002 and the third quarter 2003, as well as the decreases in rent, partially offset by the increases in audit and tax services. In 2003, we realized the full benefit of the reduction-in-force actions taken in 2002. Headcount for general and administrative personnel decreased by 9 employees, a reduction of approximately 16%, from 58 employees at December 31, 2002 to 49 employees at December 31, 2003.

2002 versus 2001

        The increase from 2001 to 2002 was primarily the result of the increase in insurance costs. Additionally, there was also an increase in payroll related costs. While there was a reduction of 14 general and administrative personnel resulting from the January 2002 and August 2002 reductions-in-force, the cost savings benefit on payroll-related expenses was not fully realized in 2002 as majority of the general and administrative personnel reductions occurred late in August 2002.

Amortization of Goodwill and Workforce

        We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “ Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 had no effect for the year ended December 31, 2002 as all previously acquired goodwill was impaired or written off as of December 31, 2001 and no goodwill was acquired in 2002. The amortization of goodwill and workforce relating to SpeechFront were $1.9 million for 2001.

Non-Cash Compensation

        We account for our stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. “Accounting for Stock Issued to Employees”. Accordingly, we record deferred stock compensation equal to the difference between the grant price and fair value of our common stock on the date of grant. In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. Relating to approximately 3,152,000 stock options granted before our initial public offering at a weighted average exercise price of $8.58, for the years ended December 31, 2003, 2002 and 2001, we recorded amortization of deferred compensation of $0.2 million, $0.9 million and $2.3 million respectively. During the same periods, we reversed excess amortization of deferred stock compensation due to termination of employees of ($0.2) million, ($0.4) million and ($0.3) million, resulting in no net expense for deferred compensation, $0.5 million and $2.0 million, respectively. For the year ended December 31, 2002, we reversed approximately $0.1 million of deferred stock compensation into additional paid-in capital, representing unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees. Deferred stock compensation was fully amortized as of December 31, 2003.

        In connection with our SpeechFront acquisition, we recorded deferred stock compensation of $4.1 million. This amount was part of the purchase agreement and was payable to the founders in common stock, equivalent to approximately 38,710 shares at acquisition date, and contingent upon their continued employment. Of that amount, $1.7 million of stock, equivalent to approximately 16,590 shares at acquisition date, related to retention of the founders of SpeechFront and was released from escrow on the eighteen-month anniversary of the acquisition date, which was May 2002. The remaining $2.4 million of stock, equivalent to approximately 22,120 shares at acquisition date, also related to retention of the founders and was released from escrow on the twelve-month anniversary of the acquisition date, which was November 2001. These amounts were amortized over 18 months and 12 months, respectively. By May 2002, the SpeechFront founders had been issued all 38,710 shares of common stock. Amortization expense related to these deferred compensation amounts were $0.4 million and $3.1 million for 2002 and 2001. SpeechFront related deferred compensation was fully amortized as of December 31, 2002.

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

        In July 2001, an employee was terminated effective September 2001. The employee’s stock options continued to vest following termination which resulted in a pre-tax non-cash compensation charge of $0.2 million in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”.

Restructuring Charges and Asset Impairments

Restructuring on headcount level

        We had 308 full-time employees as of December 31, 2003. In 2001, our Board of Directors approved a restructuring plan to align our expenses with revised anticipated demand and create a more efficient organization. As a result, we reduced our workforce by 85 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. In 2002, in conjunction with the January 2002 and August 2002 restructuring plans approved by our Board of Directors, we reduced our workforce by another 33 and 81 employees, respectively, primarily to realign the sales organization, to align our cost structure with changing market conditions and to create a more efficient organization. In August 2003, we reduced our general and administrative workforce by 9%, or 5 employees, to further realign the organization to the Company’s structure. We will continue to evaluate our resource and skills requirements and adjust our staffing appropriately. We may, in the future be required to increase our workforce to respond to changes or growth in our business, and as a result may need to expand our operational and human resources, as well as information systems and controls, to support any such growth. Such expansion may place significant demands on our management and operational resources.

Restructuring charges based on different plans

Fiscal Year 2001

        In April 2001, with Board of Directors approval, we implemented a restructure plan to align our expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, we recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.4 million on tenant improvements during 2001.

        In connection with the restructuring plan, we decided not to occupy a new leased facility (“Pacific Shores lease”). This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms and (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The lease loss was increased in August 2002 and September 2003 as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.).

        We recorded $1.5 million in costs for the year ended December 31, 2001 associated with severance and related benefits.

Fiscal Year 2002

        In January 2002, with Board of Directors approval, we implemented a restructuring plan to reduce our workforce. The restructuring was primarily to realign the sales and professional services organizations. We recorded a restructuring charge of $1.3 million during the three months ended March 31, 2002, consisting primarily of payroll and related expenses associated with reducing headcount. This amount was paid out as of December 31, 2002.

        In August 2002, with Board of Directors approval, we implemented a restructuring plan to reduce our worldwide workforce to realign our expense structure with near term market opportunities. In connection with the reduction of workforce, we recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of December 31, 2003, it was fully paid out. For the third quarter 2003, we also reversed an excess accrual for this restructuring plan, which resulted in recording of $0.2 million as a credit to the Restructuring charge line in the consolidated statement of operations.

        The plan also included the consolidation of facilities through the closing of certain international offices that resulted in a charge of $0.7 million. In addition, we recorded an increase in the our previously reported real estate restructuring accrual related to the new leased facility we do not occupy and which has not been subleased as a result of continued declines in the condition of the San Francisco Bay Area real estate market. This additional charge of $31.8 million resulted from an analysis of the time period during which the California property is likely to remain vacant, sub-lease terms and sub-lease rates, altogether reflecting continued softening of the local real estate market.

Fiscal Year 2003

        In the third quarter 2003, we reviewed the earlier estimate for the lease loss for the unoccupied leased facility and the condition of the San Francisco Bay Area real estate market. We estimated that it might take an additional 18 months to sublease this unoccupied facility. We also lowered the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $10.4 million and was recorded as part of the restructuring charges on the consolidated statement of operations.

        For the third quarter 2003, we reduced our general and administrative workforce to realign the organization to our structure. We recorded a restructuring charge of $0.2 million primarily for severance and termination costs relating to the reduction in workforce. As of December 31, 2003, severance was fully paid out. In addition, we reversed the excess accrual for the August 2002 restructuring plan, which resulted in a $0.2 million credit to the restructuring charge line in the consolidated statement of operations.

        The restructuring charges and year-end balances for the year ended December 31, 2003 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)
Accrual balance at December 31, 2001	$29,043	$100	$--	$29,143
Total charges for the year ending December 31, 2002	$31,829	$--	$--	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	--	(9,442)
Balance at December 31, 2002	$51,530	$--	$--	$51,530
Total charges for the year ending December 31, 2003	$11,316	$--	$(943)	$10,373
Amount utilized in the year ending December 31, 2003	(10,477)	--	943	(9,534)
Balance at December 31, 2003	$52,369	$--	$--	$52,369
Current restructuring accrual	$9,478	$--	$--	$9,478
Long-term restructuring accrual	$42,891	$--	$--	$42,891
Q1 2002 Plan
Total charges for the year ending December 31, 2002	$--	$1,319	$--	$1,319
Amount utilized in the year ending December 31, 2002	--	(1,319)	--	(1,319)
Balance at December 31, 2002	--	--	--	--
Q3 2002 Plan
Total charges for the year ending December 31, 2002	$673	$2,567	$887	$4,127
Amount utilized in the year ending December 31, 2002	(159)	(1,926)	(887)	(2,972)
Balance at December 31, 2002	$514	$641	$--	$1,155
Total charges for the year ending December 31, 2003	$(14)	$(238)	$--	$(252)
Amount utilized in the year ending December 31, 2003	(465)	(403)	--	(868)
Balance at December 31, 2003	$35	$--	$--	$35
Current restructuring accrual	$35	$--	$--	$35
Q3 2003 Plan
Total charges for the year ending December 31, 2003	$--	$183	$--	$183
Amount utilized in the year ending December 31, 2003	--	(142)	--	(142)
Balance at December 31, 2003	$--	$41	$--	$41
Current restructuring accrual	$--	$41	$--	$41
Balance at December 31, 2003 (All restructuring plans)
Total restructuring accrual: Current	$9,513	$41	$--	$9,554
Total restructuring accrual: Long-term	$42,891	$--	$--	$42,891

        We expect the total cash outlay for the restructuring plans to be $81.7 million, of which $29.2 million was paid through December 31, 2003 and $52.4 million remains accrued at December 31, 2003. We expect $9.5 million of the lease loss to be paid out over the next twelve months and remaining $42.9 million to be paid out over the remaining life of the lease of approximately 9 years.

        We have recorded a lease loss related to future lease commitments of our Pacific Shores lease, net of expected sublease income. However, under the condition of the San Francisco Bay Area real estate market, we may be required to periodically reevaluate the components of the expected sublease income, because it affects the estimated lease loss for the unoccupied leased facility. Specifically, we are required to reevaluate the time that it might take to sublease this unoccupied facility, as well as the expected sublease rates. This evaluation may result in additional lease loss, and would likely increase the restructuring charges on the consolidated statement of operations.

Asset impairments

        In 2002, in connection with the August 2002 restructuring plan, we wrote off certain fixed assets as a result of consolidating and closing of certain international offices and recorded an asset impairment charge of $0.9 million.

        In February 2003, we received cash and recorded an asset impairment credit of $0.9 million related to a refund of tenant improvement costs for the building we do not occupy, following the landlord’s reconciliation of tenant improvement costs. This credit was recorded in restructuring charges and asset impairments in the consolidated statements of operations.

        In connection with the acquisition of SpeechFront, Inc. (“SpeechFront”) on November 10, 2000, we allocated approximately $1.5 million of the purchase price to in-process research and development projects. At December 31, 2001, we reviewed the current value of the recorded assets relating to the SpeechFront acquisition based on existing business conditions and determined that the voice instant messaging system technologies under development during the year 2001 were not aligned with our revised strategy and will not be utilized. As a result, we impaired the intangible assets and recorded a charge of $3.2 million.

        The total asset impairment recorded in 2001 was $28.0 million, which includes impairments of goodwill and work force related to SpeechFront of $3.2 million charge (details above), the intangibles related to the purchased technology of $4.4 million charge and the asset impairment charge of $20.4 million on tenant improvements.

Acquisitions

        We had no acquisitions in 2003.

        In August 2002, we purchased a set of two patents for $375,000. The patents are being amortized over the estimated useful life of five years. The amortization for 2003 and 2002 are $75,000 and $25,000, respectively. They were included in the “research and development” expense line of the consolidated statement of operations.

        During 2001, we entered into an agreement with a third-party that gives us non-exclusive intellectual property rights to text to speech software code. We paid $7.0 million for this purchased technology, which was capitalized and is being amortized over its estimated useful life of five years. We amortized $1.2 million to research and development in 2001. We also performed an impairment analysis for the year ended December 31, 2001. The asset was impaired and was written down by $4.4 million to its estimated fair value based on estimated discounted future cash flows. For each of the years ended December 31, 2003 and 2002, we amortized $0.3 million. The agreement includes a royalty clause whereby we pay 5% of all net revenue attributable to sublicenses of this technology to a third party. The term of the royalty payments is eight years. There was no royalty payable for the years ended December 31, 2003, 2002 and 2001.

Interest and Other Income, Net

        Interest and other income, net, consists primarily of interest income earned on cash and cash equivalents, short-term and long-term investments, interest expense, currency gain (loss) related to the remeasurement of certain balance sheet accounts, and other miscellaneous items.

        The year to year decrease in interest and other income, net was mainly caused by the reduction of interest income, resulting from lower cash balances and decreased interest rates.

Provision for (benefit from) Income Taxes

        We recorded state and foreign income tax for the years ended December 31, 2003, 2002, and 2001 of $(1.8) million, $0.8 million and $0.6 million, respectively. For the year ended December 31, 2003, we recorded a tax benefit of $1.8 million of state and foreign taxes, of which $1.4 million resulted from the reversal of a prior year accrual related to tax assessments and penalties from the France Tax Authorities for the tax years ended December 31, 2001, 2000 and 1999, thereby settling all claims for those years. In addition, we recorded a tax benefit of $0.6 million due to the recognition of research and development tax credits from our Canadian operations.

        A valuation allowance of $113.3 million was required for the total gross deferred tax asset for the period ended December 31, 2003 based upon our limited operating history, our lack of profitability to date, and the uncertainty of future profitability at that time. Management believes it is more likely than not that we will realize a deferred tax benefit of $0.1 million from deferred tax assets.

        Our income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of the valuation allowance relates to the equity benefit of our net operating losses. We had approximately $1.2 million, $0.7 million, and $10.5 million of taxable dispositions of employee stock options for the years ended December 31, 2003, 2002 and 2001, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders’ equity.

Liquidity and Capital Resources

Overall

        Our financial position remained strong at December 31, 2003, with cash and cash equivalents of $40.2 million and short-term investments of approximately $66.6 million. We believe that our current cash, cash equivalents, short-term investment and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs through 2004.

        We have incurred losses since our inception, including a net loss of approximately $19.3 million for the year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $258.0 million.

Cash, cash equivalents and short-term investments

        Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency notes and bonds, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by December 31, 2004.

        The decrease in cash, cash equivalents and short-term investments in 2003 was primarily due to the use of cash for our operating activities. The largest use of cash from investing activity was $109.7 million for purchase of investments. The largest generation of cash from financing activity was the proceeds of $1.8 million from the sale of common stock through the Employee Stock Purchase Plan and through the exercise of stock options.

Net cash used in operating activities

        Our operating activities used cash of $21.6 million, $46.8 million and $29.6 million during 2003, 2002 and 2001, respectively. In 2003, accounts receivables used cash of $5.8 million, increased $4.5 million from $1.3 million in 2002. The increase of cash usage in accounts receivable from 2002 to 2003 was mainly due to higher revenue amounts and a longer collection cycle from 2002 to 2003. In 2003, accrued liability and other long-term liabilities used cash of $2.2 million versus $1.2 million in 2002, mainly due to income tax payable decreasing from $3.0 million in 2002 to $0.5 million in 2003, as a result of the tax benefit of $1.8 million of state and foreign taxes, of which $1.4 million resulted from the reversal of a prior year accrual related to tax assessments and penalties from the France Tax Authorities for tax years ended December 31, 2001, 2000 and 1999. Unrelated to the French tax, we recorded a tax benefit of $0.6 million due to the recognition of research and development tax credits from our Canadian operations.

        The negative operating cash flow in 2002 resulted principally from our net losses, partially offset by an increase in the restructuring accrual. The negative operating cash flow in 2001 resulted principally from our net losses, partially offset by a decrease in accounts receivable and an increase in the restructuring accrual and the asset impairments.

        We adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 had no effect for the year ended December 31, 2002 as all previously acquired goodwill was impaired or written off as of December 31, 2001 and no goodwill was acquired in 2002. This was the primary cause of the decline for “Amortization of goodwill and intangible assets” line, which decreased from $3.5 million in 2001 to $0.6 million in 2002 to $0.4 million in 2003.

Net cash provided by (used in) investing activities

        Our investing activities provided cash of $15.3 million in 2003, and used cash of $44.7 million and $64.3 million for 2002 and 2001, respectively. The use of cash for investing activities in 2003 and 2002 and 2001 relates primarily to purchases of investments, offset by the maturities of certain portion of investments. Another use of cash related to the purchase of property and equipment. Investments in property and equipment continued to decrease from $24.3 million in 2001 to $3.0 in 2002 million to $1.6 million in 2003. The decrease over the years was driven by our overall strategy of tight spending controls and cash conservation. The majority of the property and equipment purchases were related to our investments in speech technology computer equipment, some of which were contributing to new product development. We estimate the total cash outlays in 2004 for these initiatives will be approximately $3.8 million.

    Net cash provided by financing activities

        Our financing activities generated cash of $1.8 million, $2.6 million and $7.6 million during 2003, 2002 and 2001 respectively. Net cash provided by financing activities in 2003, 2002 and 2001 related primarily to the proceeds from the sale of common stock through the Employee Stock Purchase Plan and through the exercise of stock options. In 2003, the proceeds from the sale of common stock through the employee stock purchase plan and through the exercise of stock options were $1.2 million and $0.7 million, respectively. In 2002, the proceeds from the sale of common stock through the employee stock purchase plan and through the exercise of stock options were $2.0 million and $0.5 million, respectively. In 2001, the proceeds from the sale of common stock through the employee stock purchase plan and through the exercise of stock options were $4.0 million and $4.1 million, respectively.

Other

        We have contractual commitments for non-cancelable operating leases. We provide letters of credit as guarantees on these leases. The letter of credits underlying amount are presented as “Restricted cash” on consolidated balance sheet. As of December 31, 2003, restricted cash balance was $11.1 million. It consisted of a $10.9 million certificate of deposit required by the landlord as a rent deposit for our Pacific Shore lease in California and $198,000 related to our Montreal lease. Except for this, we had no material guarantees or commitments.

        The following table summarizes our obligations and commercial commitments to make future payments under contracts as of December 31, 2003 (in thousands):

Contractual obligations	Total	2004	2005	2006	2007	2008	Thereafter
Operating leases	$ 78,972	$ 9,300	$ 8,400	$ 8,619	$ 8,879	$ 8,980	$ 34,795
Capital lease	34	34	--	--	--	--	--
Total contractual obligations	$ 79,006	$ 9,334	$ 8,400	$ 8,619	$ 8,879	$ 8,980	$ 34,795

Other commercial commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letter of credit (California, Pacific Shores lease)	$ 10,908	$ --	$ --	$ --	$ 10,908
Standby letter of credit (Montreal lease)	$ 198	$ --	$ --	$ --	$ 198
Total other commercial commitments	$ 11,106	$ --	$ --	$ --	$ 11,106

        We have recorded a lease loss related to future lease commitments of our Pacific Shores lease, net of expected sublease income. However, as a result of the condition of the San Francisco Bay Area real estate market, we may be required to periodically reevaluate the components of the expected sublease income, because it affects the estimated lease loss for the unoccupied leased facility. Specifically, we are required to reevaluate the time that it might take to sublease this unoccupied facility, as well as the expected sublease rates. This evaluation may result in additional lease losses.

Off balance sheet arrangements

        In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. These non-cancelable purchase obligations for materials were not material as of December 31, 2003.

Capital expenditures

        Our capital requirements depend on numerous factors. We may continue to report significant quarterly operating losses resulting in future negative operating cash flows. We do not plan to spend more than $3.8 million on capital expenditures in the next 12 months. We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

Related Parties

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

        One member of the Company’s Board of Directors is also on the Board of Directors at Wells Fargo, one of the Company’s customers. The Company generated $840,000 in revenues from Wells Fargo in the year ended December 31, 2003, and $75,000 in revenues for the year ended December 31, 2002. The Company was owed $310,000 by this customer at December 31, 2003, and $21,000 at December 31, 2002.

Reclassifications and Disclosures

        Certain 2002 amounts have been reclassified to conform to the fiscal year 2003 presentation. We have revised certain financial information presented in the accompanying consolidated financial statements and related notes as of December 31, 2001 to conform to the fiscal year 2002 presentation. These revisions consist of reclassifications and additional disclosures as follows:

        Amortization expense of $250,000 recognized in 2001 was reclassified from non-cash compensation expense to sales and marketing expense, related to amortization of an intangible.

         Training revenue totaling $900,000 for the years ended December 31, 2001, has been reclassified from maintenance revenue to service revenue.

        We adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, beginning January 1, 2002, and comparative financial statements for 2001 have been reclassified to comply with the guidance. The effect of this reclassification was an increase in maintenance and other revenue and an increase in cost of service expense of $75,000 for the year ended December 31, 2001.

        We adopted SFAS No. 142, Goodwill and Other Intangible Assets beginning January 1, 2002. As described in Note 8, the 2001 financial statements have been revised to include the transitional disclosures required by SFAS 142. These disclosures provide a reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts.

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

Recently Issued Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to annual disclosure. For the year ended December 31, 2003, we adopted the additional disclosure provisions of SFAS 148. The transition provisions of SFAS 148 are currently not applicable to us as it continues to account for options under APB 25.

         On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), which nullifies Emerging Issues Task Force (“EITF”) 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB’s”) conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

        On January 1, 2003, we adopted FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN No. 45, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If we determine that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to our product warranties or to the provisions contained in the majority of our software license agreements that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have provided disclosures as required by FIN No. 45 in Note 9 to its consolidated financial statements. The adoption of the liability recognition provisions did not have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, and a revised interpretation of FIN 46 (“FIN 46R”) in December 2003 (collectively “FIN 46”). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We did not have any variable interest entities as of December 31, 2003, and do not expect the adoption of FIN 46 to have a material effect on our financial statements.

        The EITF recently reached a consensus on two issues relating to the accounting for multiple element arrangements: Issue No. 00-21 “ Change in Accounting Principle: Revenue Arrangements with Multiple Deliverables”, and Issue No. 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF 00-21 and was reached on July 31, 2003. The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption. We adopted prospectively as of July 1, 2003. EITF Nos. 00-21 and 03-05 did not have a material impact on the consolidated financial statements.

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

Interest Rate Risk

        As of December 31, 2003, we had cash, cash equivalents and short-term investments of $106.8 million. Any decline in interest rates over time would reduce our interest income from our short-term and long-term investments. Based upon our balance of cash and cash equivalents, short-term investments and long-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.5 million.

        The following table summarizes the types and maturities of our investments as of December 31, 2003 (in thousands):

	As of December 31, 2003
Investment Type	Maturity Less than 1 year	Total Fair Value
Government agency bonds	$41,696	$41,696
Corporate bonds	16,577	16,577
Marketable securities	8,326	8,326
Total	$66,599	$66,599

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 11, 2002, the Company dismissed its independent accountants, Arthur Andersen LLP (“AA”), and on April 12, 2002 engaged the services of Deloitte & Touche LLP (“Deloitte”) as its new independent accountants for its fiscal year ended December 31, 2002. The Audit Committee of the Company’s Board of Directors (the Board) recommended, and the Board approved, the dismissal of AA and the appointment of Deloitte.

        During the fiscal year ended December 31, 2001 and the subsequent interim periods through April 11, 2002, there were no disagreements between the Company and AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AA’s satisfaction, would have caused AA to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

        The audit report of AA on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal year ended December 31, 2001 and through April 11, 2002, the Company did not consult with Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures.    Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) as of the end of the period covered by this Annual Report on Form 10-K, except as specifically noted below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

        During the preparation of the Company’s 2003 consolidated financial statements, the Company discovered that its pro-forma footnote disclosure required by FAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, with respect to the fair value of its stock-based awards for its fiscal years ended December 31, 2002 and 2001, as set forth in the Notes to its Consolidated Financial Statements for such years, was not calculated correctly. The Company has corrected the disclosure for those years, as described in Note 2 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. In response to the discovery of this calculation error during the first quarter of 2004, the Company has implemented processes and procedures intended to ensure that this calculation error is not repeated.

        (b)  Changes in internal controls over financial reporting.    There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Internal control over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our chief executive officer and chief financial officer referenced above.

PART III

        The information required by this Part III will be provided in our definitive proxy statement for our 2004 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2003,and is incorporated herein by this reference to the following extent:

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

        The information required by this item is incorporated by reference to the sections of our proxy statement entitled “Executive Officers” and “Information Regarding Nominees and Other Directors”.

Compliance with Section 16 (a) of the Exchange Act

        The information required by this item is incorporated by reference to the section of our proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”

Code of Ethics

        The information required by this item is incorporated by reference to the section of our proxy statement entitled ” Code of Business Conduct and Ethics.”

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information set forth in the section of our proxy statement entitled “Executive Officer Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the section of our proxy statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the section of our proxy statement entitled “Certain Relationships and Related Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the section of our proxy statement entitled “Principal Accountant Fees and Services.”

PART IV

ITEM 17.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)  Index to Financial Statements

Nuance Communications, Inc.:
Independent Auditors' Report	F-2
Copy of Report of Arthur Anderson LLP, Independent Public Accountants	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Loss	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II--Valuation and Qualifying Accounts	F-30

          (a)(2)  Consolidated Financial Statement Schedules

          Schedule II—Schedule of Valuation and Qualifying Accounts Schedule

          Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

          (a)(3)   Exhibits

        See the Exhibit Index of this Annual Report on Form 10K, which is incorporated into item 17 by reference, for the exhibits filed as part of or incorporated by reference into this report.

          (b)  Reports on Form 8-K

        Form 8-K furnished on October 22, 2003, reporting on October 22, 2003, under Item 7 “Financial Statements and Exhibits” and under Item 12 “Results of Operations and Financial Condition,” our press release announcing financial results for the three months ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ CHARLES W.BERGER
Charles W. Berger President and Chief Executive Officer

Date: March 24, 2004

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Berger and Karen Blasing, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES W. BERGER Charles W. Berger	President and Chief Executive Officer	March 24, 2004

/s/ KAREN BLASING Karen Blasing	Vice President and Chief Financial Officer	March 24, 2004

/s/ RONALD CROEN Ronald Croen	Chairman of the Board of Directors	March 24, 2004

/s/ CURTIS R. CARLSON Curtis R. Carlson	Director	March 24, 2004

/s/ VINTON CERF Vinton Cerf	Director	March 24, 2004

/s/ IRWIN FEDERMAN Irwin Federman	Director	March 24, 2004

/s/ ALAN HERZIG Alan Herzig	Director	March 24, 2004

/s/ GARY MORGENTHALER Gary Morgenthaler	Director	March 24, 2004

/s/ PHIL QUIGLEY Phil Quigley	Director	March 24, 2004

NUANCE COMMUNICATION INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Nuance Communications, Inc.:
Independent Auditors' Report	F-2
Copy of Report of Arthur Anderson LLP, Independent Public Accountants	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Loss	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II--Valuation and Qualifying Accounts	F-30

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Nuance Communications, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years then ended. Our audit also included the 2003 and 2002 consolidated financial statement schedules listed in the index as Schedule II. These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedule as of December 31, 2001, and for the year then ended, before the reclassification adjustments and inclusion of the disclosures discussed in Notes 2 and 8 to the financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated January 21, 2002 (January 24, 2002 and March 1, 2002 as to certain matters).

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

        In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 consolidated financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 8 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

        As discussed in Note 2, the consolidated financial statement information for the year ended December 31, 2002 has been revised to adjust pro forma stock based compensation expense.

        As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. The notes related to these financial statements have been revised to include transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 8 for 2001 included (i) agreeing the previously reported net loss to the previously issued consolidated financial statements and the adjustments to net loss representing amortization expense recognized in periods related to goodwill to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of the adjusted net loss to reported net loss and the related loss-per-share amount. Also, as described under sections “Stock-based Compensation” and “Reclassifications” in Note 2, those financial statements have been revised. We audited the adjustments in “Stock-based Compensation”, and reclassification adjustments and disclosures described in “Reclassifications” in Note 2 that were applied to revise the 2001 financial statements. Our audit procedures with respect to the adjustments in “Stock-based Compensation” in Note 2 with respect to 2001 included (i) agreeing the previously reported net loss, stock based compensation expense included in net loss, and basic and diluted net loss per share — as reported to the previously issued financial statements and the total stock-based employee compensation expense under the fair value method for all awards to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of pro forma net loss to reported net loss, and the related basic and diluted net loss per share — pro forma amount. In addition, our audit procedures with respect to “Reclassifications” in Note 2 with respect to 2001 included (i) comparing reclassification adjustments to the Company’s analysis obtained from management, (ii) comparing the amounts of service revenue, maintenance revenue, cost of service expense, sales and marketing expense, and non-cash compensation as presented in the income statement to supporting documentation, and (iii) testing the mathematical accuracy of the underlying documentation. In our opinion, the reclassification adjustments, and disclosures in Notes 2 and 8 are appropriate and have been properly presented. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such reclassifications adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 24, 2004

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. The consolidated balance sheet as of December 31, 2000, the consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999 and the information in the schedule for 2000 and 1999 referred to in this report have not been included in the accompanying financial statements or schedule.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Nuance Communications, Inc:

        We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements, and the schedule referred to below, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 40,206	$ 43,771
Short-term investments	66,599	80,624
Accounts receivable, net of allowance for doubtful accounts of $837 and $670, respectively	13,934	8,350
Prepaid expenses and other current assets	4,246	6,564

Total current assets	124,985	139,309
Property and equipment, net	3,937	6,330
Intangible assets, net	993	1,405
Restricted cash	11,113	11,078
Long-term investments	--	3,113
Other assets	469	435

Total assets	$ 141,497	$ 161,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,086	$ 1,591
Accrued vacation	1,513	1,847
Accrued liabilities	5,407	7,249
Current restructuring accrual	9,554	10,453
Current deferred revenue	7,731	8,098
Current portion of capital lease	33	37
Total current liabilities	25,324	29,275
Long-term deferred revenue	699	856
Long-term restructuring accrual	42,891	42,232
Other long-term liabilities	22	34
Total liabilities	68,936	72,397
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 34,995,000 shares and 34,182,000 shares issued and outstanding, respectively	35	34
Additional paid-in capital	329,975	328,339
Deferred stock compensation	--	(221)
Accumulated other comprehensive income	748	17
Accumulated deficit	(258,197)	(238,896)
Total stockholders’ equity	72,561	89,273
Total liabilities and stockholders’ equity	$ 141,497	$ 161,670

        The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue:
License	$28,207	$26,783	$20,759
Service	14,266	8,191	10,861
Maintenance	12,565	9,111	7,680
Total revenue	55,038	44,085	39,300
Cost of revenue:
License	370	641	275
Service and maintenance (1)	12,530	11,054	15,992
Total cost of revenue	12,900	11,695	16,267
Gross profit	42,138	32,390	23,033
Operating expenses:
Sales and marketing (1)	28,179	39,712	39,125
Research and development (1)	15,310	14,153	18,779
General and administrative (1)	11,533	13,393	13,487
Amortization of goodwill and workforce	--	--	1,911
Non-cash compensation expense	28	928	5,321
Restructuring charges and asset impairments	9,375	37,275	62,191
Total operating expenses	64,425	105,461	140,814
Loss from operations	(22,287)	(73,071)	(117,781)
Interest and other income, net	1,180	2,687	7,990
Loss before income taxes	(21,107)	(70,384)	(109,791)
Provision for (benefit from) income taxes	(1,806)	800	574
Net loss	$(19,301)	$(71,184)	$(110,365)
Basic and diluted net loss per share	$(0.56)	$(2.11)	$(3.40)
Shares used to compute basic and diluted net loss per share	34,471	33,666	32,480
(1) Excludes non-cash compensation expense as follows:

	Year Ended December 31,
	2003	2002	2001
Service and maintenance cost of revenue	$1	$58	$192
Sales and marketing	2	264	1,973
Research and development	6	423	2,436
General and administrative	19	183	720
Total non-cash compensation expense	$28	$928	$5,321

        The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share amounts)

	Common stock shares	Common stock amount	Additional paid-in capital	Deferred stock compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Stockholders' equity	Comprehensive loss
Balance at January 1, 2001	32,158,875	$ 32	$ 316,958	$ (7,636)	$ (16)	$ (57,347)	$ 251,991	$ (23,490)
Exercise of common stock options	649,233	1	4,075	--	--	--	4,076	--
Repurchase of common stock	(68,947)	--	(365)	--	--	--	(365)	--
Issuance of OnStar warrant	--	--	526	--	--	--	526
ESPP common stock issued	458,890	--	3,960	--	--	--	3,960	--
Non-cash compensation for change in stock options	--	--	216	--	--	--	216	--
Amortization of deferred stock compensation	--	--	---	5,105	--	--	5,105	--
Deferred stock compensation adjustment	--	--	(999)	999	--	--	--	--
Unrealized loss on available-for-sale securities	--	--	--	--	(108)	--	(108)	(108)
Foreign currency translation loss	--	--	--	--	(211)	--	(211)	(211)
Net loss	--	--	--	--	--	(110,365)	(110,365)	(110,365)
Balance at December 31, 2001	33,198,051	33	324,371	(1,532)	(335)	(167,712)	154,825	$ (110,684)
Exercise of common stock options	307,330	--	498	--	--	--	498	--
Repurchase of common stock	(3,355)	--	(11)	--	--	--	(11)	--
Reversal of issuance of stock repurchased in prior year	10,000	--	72	--	--	--	72	--
ESPP common stock issued	614,923	1	2,049	--	--	--	2,050	--
Amortization of deferred stock compensation	--	--	---	928	--	--	928	--
Deferred stock compensation adjustment	--	--	(383)	383	--	--	--	--
Issuance of shares for representations and warranties related to SpeechFront	16,588	--	1,743	--	--	--	1,743	--
Issuance of shares relating to SpeechFront founders retention and product milestones	38,707	--	--	--	--	--	--	--
Unrealized gain on available-for-sale securities	--	--	--	--	284	--	284	284
Foreign currency translation gain	--	--	--	--	68	--	68	68
Net loss	--	--	--	--	--	(71,184)	(71,184)	(71,184)
Balance at December 31, 2002	34,182,244	34	328,339	(221)	17	(238,896)	89,273	$(70,832)
Exercise of common stock options	226,828	--	675	--	--	--	675	--
ESPP common stock issued	586,179	1	1,154	--	--	--	1,155	--
Amortization of deferred stock compensation	--	--	---	28	--	--	28	--
Deferred stock compensation adjustment	--	--	(193)	193	--	--	--	--
Unrealized loss on available-for-sale securities	--	--	--	--	(155)	--	(155)	(155)
Foreign currency translation gain	--	--	--	--	886	--	886	886
Net loss	--	--	--	--	--	(19,301)	(19,301)	(19,301)
Balance at December 31, 2003	34,995,251	$ 35	$ 329,975	--	$ 748	$ (258,197)	$ 72,561	$ (18,570)

        The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(19,301)	$(71,184)	$(110,365)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation	3,804	4,287	4,409
Loss on fixed asset disposals	198	13	355
Amortization of goodwill and intangible assets	412	568	3,509
Non-cash compensation expense	28	928	5,321
Allowance for doubtful accounts	167	(642)	521
Deferred income taxes	180	(141)	(238)
Asset impairments	--	887	28,060
Write-off of excess purchased software	--	275	275
Changes in operating assets and liabilities:
Accounts receivable	(5,751)	(1,309)	12,186
Prepaid expenses and other current assets	2,104	(1,112)	298
Restructuring accrual	(240)	23,542	29,143
Accounts payable	(505)	206	(264)
Accrued liabilities and other long-term liabilities	(2,192)	(1,211)	(2,869)
Deferred revenue	(524)	(1,882)	91
Net cash used in operating activities	(21,620)	(46,775)	(29,568)
Cash flows from investing activities:
Purchase of investments	(109,699)	(109,524)	(42,085)
Maturities of investments	126,682	68,030	8,728
Purchase of property and equipment	(1,609)	(3,016)	(24,275)
Purchase of intangible assets	--	(375)	--
Purchase of technology	--	--	(7,000)
(Increase) decrease in restricted cash	(35)	137	355
Net cash prodided by (used in) investing activities	15,339	(44,748)	(64,277)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	1,155	2,049	3,960
Proceeds from exercise of common stock options	675	498	4,076
Reversal of issuance of stock purchased in prior year	--	72	--
Repurchase of common stock	--	(11)	(365)
Repayment of borrowings	--	--	(44)
Net cash provided by financing activities	1,830	2,608	7,627
Effect of exchange rate fluctuations	886	68	(211)
Net decrease in cash and cash equivalents	(3,565)	(88,847)	(86,429)
Cash and cash equivalents, beginning of period	43,771	132,618	219,047
Cash and cash equivalents, end of period	$40,206	$43,771	$132,618
Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$27	$40	$17
Income taxes	$1,013	$536	$257
Suplementary disclosures of non-cash transactions:
Unrealized gain (loss) on available-for-sale securities	$(155)	$284	$(108)
Issuance of escrow shares	$--	$1,743	$--
Warrant issued to GM OnStar	$--	$--	$526

        The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND OPERATIONS

        Nuance Communications, Inc. and subsidiaries (the “Company”) was incorporated on July 15, 1994 in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware to develop, market and support software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. Our software product lines consist of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of third-party resellers, Original Equipment Manufacturers (“OEM”), system integrators and directly to the end users.

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

        Allowance for Doubtful Accounts

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of the customers’ current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based on a percentage of the Company’s accounts receivable, the Company’s historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company’s expectations and appropriate reserves have been established, the Company cannot guarantee that it will continue to experience the same credit loss rates that the Company has experienced in the past.

        Investments

         The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with remaining maturities of less than one year are considered to be short-term. All investments are held in the Company’s name at major financial institutions. At December 31, 2003, all of the Company’s investments are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains or losses included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Gains and losses are recognized in income when realized.

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

        Intangible Assets

        Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the respective assets, generally 18 months to five years. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” beginning on January 1, 2002. As of that date, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, whenever there is an impairment indicator; other intangible assets are valued and amortized over their estimated lives. Goodwill acquired subsequent to June 30, 2001 is not subject to amortization. As of December 31, 2001, all of the Company’s goodwill was impaired or written off; for intangible assets, $4.4 million impairment charge was recorded to the purchased text to speech technology; $3.2 million impairment charges was recorded to the remaining asset balance resulted from SpeechFront acquisition.

        Impairment of Long-lived Assets

        The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flow. If the total of the future undiscounted net cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. (See Note 12 to the consolidated financial statements).

        Revenue Recognition

        Revenues are generated from licenses, services and maintenance. All revenues generated from the Company’s worldwide operations are approved at its corporate headquarters, located in the United States. The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. The Company also recognizes some revenue based on SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Emerging Issues Task Force (“EITF”) Issue No. 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.

        The Company’s license revenue consists of license fees for the Company’s software products. The license fees for the Company’s software products are calculated primarily by determining the maximum number of calls that may be simultaneously connected to our software.

        For licensed products requiring significant customization, the Company recognizes license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, the Company determines progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs incurred exceed the related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our percentage completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviation from these estimates could have a material effect on the amount of revenue the Company recognizes in any period.

        For licensed products which do not require significant customization of components, the Company recognizes revenue from the sale of software licenses when:

.	persuasive evidence of an arrangement exists;

.	the software and corresponding authorization codes have been delivered;

.	the fee is fixed and determinable;

.	collection of the resulting receivable is probable.

        The Company uses a signed contract and either 1) a purchase order, 2) order form or 3) royalty report as evidence of an arrangement.

        Products delivered with acceptance criteria or return rights are not recognized as revenue until all revenue recognition criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. Delivery is accomplished through electronic distribution of the authorization codes or “keys”. Occasionally the customer will require that the Company secure their acceptance of the system in addition to the delivery of the keys. Such acceptance, when required, typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or transaction completion rates. In the absence of such required acceptance, the Company will defer revenue recognition until signed acceptance is obtained.

        The Company considers the fee is fixed and determinable when the price is not subject to refund or adjustments.

        The Company assesses collectibility of the transaction based on a number of factors, including the customer’s past payment history and its current financial position. If the Company determines that collection of a fee is not probable, the Company defers recognition of the revenue until the time collection becomes reasonably assured, which is upon receipt of the cash payment.

        The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor-specific objective evidence of fair value is based on the price charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where vendor-specific objective evidence of fair value for undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when vendor-specific objective evidence of fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and vendor specific objective evidence of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from third-party resellers is recognized when product has been sold through to an end user and such sales have been reported to us. However, certain third-party reseller agreements include time-based provisions on which we base revenue recognition, in these instances, there is no right of returns possible.

        The timing of license revenue recognition is affected by whether the Company performs consulting services in the arrangement and the nature of those services. In the majority of cases, the Company either performs no consulting services or the Company performs services that are not essential to the functionality of the software. When the Company performs consulting and implementation services that are essential to the functionality of the software, the Company recognizes both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP No. 81-1; however, judgment is required in determining the percentage of the project that has been completed. Revenue recognized from such contracts was significant for the year ended December 31, 2003.

        The Company has also explored the markets for complete speech solutions and delivering through combined product and services, where the Company is required to use contract accounting and recognize the bundled license and service revenue based upon percentage of completion. This method of accounting is subject to certain judgments by the Company regarding amount of revenue allocated to percentage of work completed. Typically, the Company would recognize revenue based upon the proportional level of effort expended to complete certain milestones defined in the customer contract or statement of work.

        Service revenue consists of revenue from providing consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred and recognized, in accordance with Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, the Company requires 1) a signed contract and 2) statement of work and 3) purchase order prior to recognizing any services revenue. The Company’s consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, the Company recognizes revenue using the percentage of completion method. For time-and-materials contracts, the Company recognizes revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

        Maintenance revenue consists of fees for providing technical support and software upgrades. The Company requires a signed contract and purchase order prior to recognizing any maintenance revenue. The Company recognizes all maintenance revenue ratably over the contract term. Most customers have the option to renew or decline maintenance agreements annually for the contract term.

        The Company’s standard payment terms are net 30 to 90 days from the date of invoice. Thus, a significant portion of the Company’s accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

      Deferred Revenue

        The Company records deferred revenue primarily as a result of payments from customers received in advance of recognition of revenue.

        The deferred revenue amount includes 1) unearned license revenues, which will be recognized as revenue when the appropriate revenue recognition criteria have been met, 2) prepaid maintenance and prepaid or unearned professional services that will be recognized as revenue as the services are performed or contract expiration periods lapse, and 3) license revenue subject to deferral as a result of applying percentage completion to certain contracts.

         Software Development Costs

        Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, these costs are capitalized. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technologies. Amounts that could have been capitalized were insignificant and, therefore, no costs have been capitalized to date.

         Foreign Currency Translation and Transactions

        The functional currency of the Company’s foreign subsidiaries is deemed to be the local country’s currency. Consequently, assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive income ” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Interest and other income, net” in the accompanying consolidated statement of operations.

         Comprehensive Loss

        In 2001, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” which requires that an enterprise reports, by major components and in a single total, the change in its net assets from non-owner sources, which for the Company, is foreign currency translation and changes in unrealized gains and losses on investments.

         Concentration of Credit Risks

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held with financial institutions and consist of cash in bank accounts. The Company does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for estimated potential bad debt losses.

         Stock-based Compensation.

         The Company accounted for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, the Company records compensation expense related to stock options in the consolidated statement of operations when the exercise price of our employee stock-based award is less than the market price of the underlying stock on the date of the grant. Pro forma net loss and net loss per share information, as required by SFAS No. 123,“Accounting for Stock-Based Compensation,” has been determined as if the Company had accounted for all employee stock options granted, including shares issuable to employees under the Employee Stock Purchase Plan, under SFAS No. 123’s fair value method.

        The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(19,301)	$(71,184)	$(110,365)
Add: Stock-based employee compensation expense included in net loss	28	541	2,007
Less: Total stock-based employee compensation expense under fair value method for all awards	(34,145)	(37,305)	(19,697)
Pro forma net loss	$(53,418)	$(107,948)	$(128,055)
Basic and diluted net loss per share - as reported	$(0.56)	$(2.11)	$(3.40)
Basic and diluted net loss per share - pro forma	$(1.55)	$(3.21)	$(3.94)

        During the preparation of the Company’s 2003 consolidated financial statements, management determined that the pro forma loss and pro forma basic and diluted net loss per share for 2002 and 2001 had been calculated incorrectly. Accordingly, such pro forma amounts presented above have been revised. The effect was to decrease the pro forma net loss for 2002 by $17.1 million and to increase the pro forma net loss for 2001 by $3.2 million. This change did not impact the Company’s consolidated financial position, results of operations, or cash flows for any of the periods presented.

         Net Loss Per Share

        Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share on a historical basis is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period, excluding the weighted average common shares subject to repurchase. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from conversion of the convertible preferred stock, stock options, warrants and exchangeable shares held in escrow are anti-dilutive. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic net loss per share. The total number of shares excluded from diluted net loss per share was 9,523,000 shares, 7,371,000 shares and 8,181,000 shares for fiscal years 2003, 2002 and 2001, respectively.

Reclassifications and Disclosures

        Certain 2002 amounts have been reclassified to conform to the fiscal year 2003 presentation.The Company has revised certain financial information presented in the accompanying consolidated financial statements and related notes as of December 31, 2001 to conform to the fiscal year 2002 presentation. These revisions consist of reclassifications and additional disclosures as follows:

         Amortization expense of $250,000 recognized in 2001 was reclassified from non-cash compensation expense to sales and marketing expense, related to amortization of an intangible.

         Training revenue totaling $900,000 for the year ended December 31, 2001, has been reclassified from maintenance revenue to service revenue.

        The Company adopted EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, beginning January 1, 2002, and comparative financial statements for the 2001 period have been reclassified to comply with the guidance. The effect of this reclassification was an increase in maintenance and other revenue and an increase in cost of service expense of $75,000 for the year ended December 31, 2001.

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets beginning January 1, 2002. As described in Note 8, the 2001 financial statements have been revised to include the transitional disclosures required by SFAS 142. These disclosures provide a reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to annual disclosure. For the year ended December 31, 2003, the Company adopted the additional disclosure provisions of SFAS 148. The transition provisions of SFAS 148 are currently not applicable to the Company as it continues to account for options under APB 25.

        On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), which nullifies Emerging Issues Task Force (“EITF”) 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (“EITF 94-3”). SFAS No. 146 requires that a liability be recognized for restructuring costs only when the liability is incurred, that is, when it meets the definition of a liability in the Financial Accounting Standards Board’s (“FASB’s”) conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

        On January 1, 2003, the Company adopted FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN No. 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has provided disclosures as required by FIN No. 45 in Note 9 to its consolidated financial statements. The adoption of the liability recognition provisions did not have a material impact on the company’s financial position or results of operations.

        In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, and a revised interpretation of FIN 46 (“FIN 46R”) in December 2003 (collectively “FIN 46”). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have any variable interest entities as of December 31, 2003, and does not expect the adoption of FIN 46 to have a material effect on the Company’s financial statements.

        The EITF recently reached a consensus on two issues relating to the accounting for multiple element arrangements: Issue No. 00-21 ” Change in Accounting Principle: Revenue Arrangements with Multiple Deliverables”, and Issue No. 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF 00-21 and was reached on July 31, 2003. The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption. The Company adopted prospectively as of July 1, 2003. EITF Nos. 00-21 and 03-05 did not have a material impact on the consolidated financial statements.

4.     ACQUISITIONS

        In August 2002, the Company purchased a set of two patents for $375,000. The patents are being amortized over the estimated useful life of five years. The amortization for 2003 and 2002 are $75,000 and $25,000, respectively and were included in the research and development of the company’s consolidated statement of operations.

        During 2001, the Company entered into an agreement with a third-party that gives the Company non-exclusive intellectual property rights to text to speech software code. The Company paid $7.0 million for this purchased technology, which was capitalized and is being amortized over its estimated useful life of five years. The Company amortized $1.2 million to research and development in 2001. The Company also performed an impairment analysis for the year ended December 31, 2001. The asset was impaired and was written down by $4.4 million to its estimated fair value based on estimated discounted future cash flows. For each of the years ended December 31, 2003 and 2002, the Company amortized $0.3 million. The agreement includes a royalty clause whereby the Company pays 5% of all net revenue attributable to sublicenses of this technology to a third party. The term of the royalty payments is eight years. There was no royalty payment payable for the years ended December 31, 2003, 2002 and 2001.

5.    CONCENTRATIONS

        Credit risk with respect to accounts receivable is diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of our customers’ financial condition.

        As of December 31, 2003, three customers accounted for, individually, 13%, 12% and 12% of the accounts receivable balance. As of December 31, 2002, no customer accounted for more than 10% of the accounts receivable balance.

        For the year ended December 31, 2003, one customer accounted for 12% of total revenue; for the year ended December 31, 2002, one customer accounted for 10% of total revenue; and for the year ended December 31, 2001, one customer accounted for 18% of total revenue.

        In 2003, 2002 and 2001, the Company’s revenue attributable to indirect sales through third-party resellers was 58%, 74% and 75%, respectively. For the year ended December 31, 2003, no third-party reseller accounted for more than 10% of total revenue; for the year ended December 31, 2002, one third-party reseller accounted for 10% of total revenue; for the year ended December 31, 2001, one third-party reseller accounted for more than 10% of total revenue.

6.    BALANCE SHEET DETAIL

Purchased Software

        In 2001, the Company purchased $0.6 million of third-party software to complement its core platform. The software was recorded in prepaid expenses and other current assets at the lower of cost or market. At December 31, 2001, the Company evaluated the third party software and charged the excess to cost of goods sold of $0.3 million, which was caused by lower-than-expected demand. In 2002, the Company assessed the remaining carrying value of the software in relation to recovery of future revenues and wrote off the remaining balance of $0.3 million.

Property and Equipment

	As of December 31,
	2003	2002
	(in thousands)
Computer equipment and software.	$16,941	$15,704
leasehold improvements	1,619	1,394
Furniture and fixtures	1,443	1,315
Total property and equipment.	20,003	18,413
Less: accumulated depreciation and amortization	(16,066)	(12,083)
Total	$3,937	$6,330

      Accrued Liabilities

	As of December 31,
	2003	2002
	(in thousands)
Accrued compensation	$2,604	$1,895
Accrued expenses	1,870	1,680
Income tax payable	547	2,993
Other accrued liabilities	386	681
Total	$5,407	$7,249

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

        The components of the Company’s marketable securities were as follows (in thousands):

	As of December 31, 2003
Investment Type	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes and bonds	$41,683	$15	$(2)	$41,696
Corporate bonds	16,586	--	(9)	16,577
Marketable securities	8,325	1	--	8,326
Total	$66,594	$16	$(11)	$66,599
Short-term investments				$66,599
Long-term investments				--
Total				$66,599

	As of December 31, 2002
Investment Type	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government notes bonds	$38,479	$113	$--	$38,586
Corporate bonds	38,324	64	(21)	38,366
Marketable securities	6,777	3	(1)	6,785
Total	$83,580	$180	$(22)	$83,737
Short-term investments				$80,624
Long-term investments				3,113
Total				$83,737

        The Company’s investments will mature as follows (in thousands):

	As of December 31, 2003
Investment Type	Maturity Less than 1 year	Total Fair Value
Government agency bonds	$41,696	$41,696
Corporate bonds	16,577	16,577
Marketable securities	8,326	8,326
Total	$66,599	$66,599

8.    INTANGIBLE ASSETS

        Information regarding the Company’s intangible assets follows (in thousands):

	As of December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Amotization period
Patents Purchased	$375	$(100)	$275	5 years
Purchased Technolgy	2,618	(1,900)	718	5 years
Total	$2,993	$(2,000)	$993

          The total estimated amortization of the Patents Purchased and Purchased technology for each of the four fiscal years subsequent to December 31, 2003 is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2004	$413
2005	413
2006	117
2007	50
Total	$993

        The Company adopted SFAS No. 142, ” Goodwill and Other Intangible Assets.” effective January 1, 2002. SFAS No. 142 had no effect for the year ended December 31, 2002 as all previously acquired goodwill was impaired or written off as of December 31, 2001 and no goodwill was acquired in 2003 or 2002. The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect starting for the year ended 2001 (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(19,301)	$(71,184)	$(110,365)
Add back SFAS 142 adjustments:
Goodwill amortization	--	--	1,779
Acquired workforce amortization	--	--	133
Net loss, as adjusted	$(19,301)	$(71,184)	$(108,453)
Net loss per share, basic and diluted, as reported	$(0.56)	$(2.11)	$(3.40)
Add back amortization of:
Goodwill	--	--	0.06
Acquired workforce	--	--	--
Net loss per share, basic and diluted, as adjusted	$(0.56)	$(2.11)	$(3.34)

9.    GUARANTEES

Guarantees

        As of December 31, 2003, our financial guarantees consist of standby letters of credit outstanding, representing the restricted cash requirements collateralizing our lease obligations. The maximum amount of potential future payment under the arrangement at December 31, 2003 were $10.9 million related to our Pacific Shores lease in California and $198,000 related to our Montreal lease, totaling $11.1 million presented as Restricted cash on our consolidated balance sheets at December 31, 2003.

Warranty

        The Company does not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to the effectiveness of our extensive product quality program and processes.

Indemnifications to Customers

        The Company defends and indemnifies our customers for specified liabilities incurred in any suit or claim brought against them, alleging that our products infringe a U.S. patent (worldwide, in some instances), copyright, trade secret or similar right. If a product becomes the subject of an infringement claim, the Company has an obligation to, at our option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at our expense and for the third-party reseller to continue selling the product; or (iv) take back the infringing product and refund to customer the purchase price paid, less depreciation amortized on a straight line basis. The Company has not, to date, been required to make material payments pursuant to these indemnification provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Indemnifications to Officers and Directors

        The Company’s corporate by-laws require that the Company indemnify our officers and directors, as well as those who act as directors and officers of other entities at our request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Nuance. In addition, the Company has entered into separate indemnification agreements with each director and each board-appointed officer of Nuance, which provides for indemnification of these directors and officers under similar circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our by-laws or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not made payments related to these obligations, and the estimated fair value for these obligations is zero on the consolidated balance sheets as of December 31, 2003.

Other Indemnifications

        As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to others with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, the Company indemnifies its suppliers, contractors, lessors, lessees and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services, the use of their goods and services, the use of facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time the Company also provides protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material. At December 31, 2003, there were no claims for such indemnifications.

10.    NET LOSS PER SHARE

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss attributable to common stockholders	$(19,301)	$(71,184)	$(110,365)
Calculation of loss per share - basic and diluted:
Weighted average shares of commmon stock outstanding - basic and diluted	34,482	33,734	32,738
Less: Weighted average shares of commmon stock subject to repurchase - basic and diluted	(11)	(68)	(258)
Weighted average shares used in computing net loss per share - basic and diluted	34,471	33,666	32,480
Basic and diluted net loss per share	$(0.56)	$(2.11)	$(3.40)

        The total number of shares excluded from diluted net loss per share were 9,523,000 shares, 7,371,000 shares and 8,181,000 shares for fiscal years 2003, 2002 and 2001, respectively.

11.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

Restructuring on headcount level

        The Company had 308 full-time employees as of December 31, 2003. In 2001, the Company’s Board of Directors approved a restructuring plan to align our expenses with revised anticipated demand and create a more efficient organization. As a result, in 2001the Company reduced its workforce by 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. In 2002, in conjunction with the January 2002 and August 2002 restructuring plans approved by its Board of Directors, the Company reduced its workforce by another 33 and 81 employees, respectively, primarily to realign the sales organization, to align the Company’s cost structure with changing market conditions and to create a more efficient organization. In August 2003, the Company reduced its general and administrative workforce by 9%, or 5 employees, to further realign the organization to the Company’s structure. The Company will continue to evaluate its resource and skills requirements and adjust its staffing appropriately. The Company may, in the future be required to increase the Company’s workforce to respond to changes or growth in its business, and as a result may need to expand its operational and human resources, as well as information systems and controls, to support any such growth. Such expansion may place significant demands on its management and operational resources.

Restructuring charges based on different plans

Fiscal Year 2001

        In April 2001, with Board of Directors approval, the Company implemented a restructure plan to align its expenses with revised anticipated demand and create a more efficient organization. In connection with the restructuring plan, the Company recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.4 million on tenant improvements during 2001.

        In connection with the restructuring plan, the Company decided not to occupy a new leased facility (“Pacific Shores lease”). This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after our cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The lease loss was increased in August 2002 and September 2003 as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.).

        The Company recorded $1.5 million in costs for the year ended December 31, 2001 associated with severance and related benefits.

Fiscal Year 2002

        In January 2002, with Board of Directors approval, the Company implemented a restructuring plan to reduce its workforce. The restructuring was primarily to realign the sales and professional services structure. The Company recorded a restructuring charge of $1.3 million during the three months ended March 31, 2002, consisting primarily of payroll and related expenses associated with reducing headcount. This amount was paid out as of December 31, 2002.

        In August 2002, with Board of Directors approval, the Company implemented a restructuring plan to reduce its worldwide workforce to realign its expense structure with near term market opportunities. In connection with the reduction of workforce, the Company recorded a charge of $2.6 million primarily for severance and related employee termination costs. As of December 31, 2003, it was fully paid out. For the third quarter 2003, it also reversed an excess accrual for this restructuring plan, which resulted in recording of $0.2 million as a credit to the Restructuring charge line in the consolidated statement of operations.

        The plan also included the consolidation of facilities through the closing of certain international offices that resulted in a charge of $0.7 million. In addition, it recorded an increase in its previously reported real estate restructuring accrual related to the new leased facility we do not occupy and which has not been subleased as a result of continued declines in the condition of the San Francisco Bay Area real estate market. This additional charge of $31.8 million resulted from an analysis of the time period by which the California property will remain vacant, sub-lease terms and sub-lease rates, altogether reflecting continued softening of the local real estate market.

Fiscal Year 2003

        In the third quarter 2003, the Company reviewed the earlier estimate for the lease loss for the unoccupied leased facility and the condition of the San Francisco Bay Area real estate market. The Company estimated that it might take an additional 18 months to sublease this unoccupied facility. The Company also reduced the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $10.4 million and was recorded as part of the restructuring charges on the consolidated statement of operations.

        For the third quarter 2003, the Company reduced its general and administrative workforce to realign the organization to its structure. The Company recorded a restructuring charge of $0.2 million primarily for severance and termination costs relating to the reduction in workforce. As of December 31, 2003, severance was fully paid out. In addition, the Company revised the estimate for the August 2002 restructuring plan, which resulted in a $0.2 million credit to the restructuring charge line in the consolidated statement of operations.

        The restructuring charges and year-end balances for the year ended December 31, 2003 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)
Accrual balance at December 31, 2001	$29,043	$100	$--	$29,143
Total charges for the year ending December 31, 2002	$31,829	$--	$--	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	--	(9,442)
Balance at December 31, 2002	$51,530	$--	$--	$51,530
Total charges for the year ending December 31, 2003	$11,316	$--	$(943)	$10,373
Amount utilized in the year ending December 31, 2003	(10,477)	--	943	(9,534)
Balance at December 31, 2003	$52,369	$--	$--	$52,369
Current restructuring accrual	$9,478	$--	$--	$9,478
Long-term restructuring accrual	$42,891	$--	$--	$42,891
Q1 2002 Plan
Total charges for the year ending December 31, 2002	$--	$1,319	$--	$1,319
Amount utilized in the year ending December 31, 2002	--	(1,319)	--	(1,319)
Balance at December 31, 2002	--	--	--	--
Q3 2002 Plan
Total charges for the year ending December 31, 2002	$673	$2,567	$887	$4,127
Amount utilized in the year ending December 31, 2002	(159)	(1,926)	(887)	(2,972)
Balance at December 31, 2002	$514	$641	$--	$1,155
Total charges for the year ending December 31, 2003	$(14)	$(238)	$--	$(252)
Amount utilized in the year ending December 31, 2003	(465)	(403)	--	(868)
Balance at December 31, 2003	$35	$--	$--	$35
Current restructuring accrual	$35	$--	$--	$35
Q3 2003 Plan
Total charges for the year ending December 31, 2003	$--	$183	$--	$183
Amount utilized in the year ending December 31, 2003	--	(142)	--	(142)
Balance at December 31, 2003	$--	$41	$--	$41
Current restructuring accrual	$--	$41	$--	$41
Balance at December 31, 2003 (All restructuring plans)
Total restructuring accrual: Current	$9,513	$41	$--	$9,554
Total restructuring accrual: Long-term	$42,891	$--	$--	$42,891

        The Company expects the total cash outlay for the restructuring plans to be $81.7 million, of which $29.3 million was paid through December 31, 2003 and $52.4 million remains accrued at December 31, 2003. The Company expects $9.6 million of the lease loss to be paid out over the next twelve months and remaining $42.9 million to be paid out over the remaining life of the lease of approximately nine years.

        The Company has recorded a lease loss related to future lease commitments of our Pacific Shores lease, net of expected sublease income. However, under the condition of the San Francisco Bay Area real estate market, the Company may be required to periodically reevaluate the components of the expected sublease income, because it affects the estimated lease loss for the unoccupied leased facility. Specifically, the Company is required to reevaluate the time that it might take to sublease this unoccupied facility, as well as the expected sublease rates. This evaluation may result in additional lease loss, which would increase the restructuring charges on the consolidated statement of operations.

Asset impairments

        In 2002, in connection with the August 2002 restructuring plan, the Company wrote off certain fixed assets as a result of consolidating and closing of certain international offices and recorded an asset impairment charge of $0.9 million.

        In February 2003, the Company received cash and recorded an asset impairment credit of $0.9 million related to a refund of tenant improvement costs for the building the Company does not occupy, following the landlord’s reconciliation of tenant improvement costs. This credit was recorded in restructuring charges and asset impairments in the consolidated statements of operations.

        In 2001, in connection with the restructuring plan, the Company decided not to occupy its new headquarters facility and recorded an asset impairment charge of $20.4 million on related tenant improvements.

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

12.    COMMITMENTS AND CONTINGENCIES

Lease commitments

         Operating leases

        The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. As of December 31, 2003, future minimum lease payments under these agreements (excluding sublease income), including the Company’s unoccupied facilities lease and lease loss portion of the restructuring charges, are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2004	$9,300
2005	8,400
2006	8,619
2007	8,879
2008	8,980
Thereafter	34,795
Total minimum lease payments	$78,972

         In May 2000, the Company entered into a lease for a new headquarters facility. The lease has an eleven-year term, which began in August 2001, and provides for monthly rent payments starting at approximately $600,000. A $10.9 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 and August 2002 restructuring plans, the Company decided not to occupy this new leased facility, as well as to close certain international offices and recorded lease losses through December 31, 2002 totaling $65.8 million related to future lease commitments, net of expected sublease income. For the year ended December 31, 2003, the Company reviewed its earlier estimate for the sublease loss and estimated that there may be an additional 18 months that the property will remain vacant. The Company also lowered the estimates for the expected sublease rental rates. This evaluation resulted in recording an additional lease loss of $10.4 million. The future minimum lease payments table referenced above does not include estimated sublease income as there are no sublease commitments as of December 31, 2003.

        Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $2.2 million, $2.7 million and $2.8 million, respectively.

          Capital leases

        In June 2002, the Company’s Canadian subsidiary entered into a lease for certain equipment for approximately $138,000, which is accounted for as a capital lease. This lease bears interest at a rate of 11.2%, and expires in August 2004. Future minimum lease payments under the agreement, as of December 31, 2003, are as follows (in thousands):

Year Ended December 31,	Capital Lease
Minimum lease payments due in 2004	$ 34
Amount representing interest (11.2%)	(1)
Present value of minimum lease payments - current	33

        Asset under capital lease had a cost basis of $168,000 and accumulated depreciation of $79,000 as of December 31, 2003.

        In November 2000, in connection with the SpeechFront acquisition (See Note 4 to the consolidated financial statements), the Company assumed certain capital leases of approximately $45,500. These leases bore interest at rates ranging from 17% to 22% and were paid off in February 2001.

Legal

        In August 2001, the first of a number of complaints was filed, in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased the Company stock between April 12, 2000, and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against the company and some of directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against the Company. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including the Company) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including finalization of appropriate documentation and approval of the Court. The settlement is not expected to have any material impact upon the Company, as payments, if any, are to be made by insurance carriers, rather than by the Company. In the event a settlement is not concluded, the Company intends to defend the litigation vigorously. The Company believes that it has meritorious defenses to the claims against itself

        On January 16, 2001, the Company filed an opposition proceeding in the European community against a Community Trade Mark application for NUANCE, owned by Nuance Global Traders, Ltd. The opposition is still pending. The parties have agreed upon a settlement which will become final upon, among other things, completion of final settlement documents.

        In March 2001, the first of a number of stockholder class action complaints were filed, in the United States District Court for the Northern District of California, against the Company and certain of its officers and directors. The lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased our stock during the period January 31, 2001, through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs were seeking unspecified damages. In April 2003, in response to the company’s motion to dismiss, certain of the plaintiffs’ claims were dismissed with prejudice. However, plaintiffs were permitted to file a further amended complaint with respect to several remaining claims. In November 2003, a settlement and dismissal of the action was approved by the Court. The settlement was funded entirely by the Company’s insurers in August and September 2003.

        In mid 2001, putative shareholder derivative actions were filed in California state alleging breaches of fiduciary duty and insider trading by various of the Company’s directors and officers. As the Company is named as nominal defendant, the lawsuits did not appear to seek any recovery against us. The settlement and dismissal of these actions were approved by the Court in November 2003. The settlement did not provide for any monetary payments by the Company.

        The Company is subject to various legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

13.    STOCKHOLDERS' EQUITY

         Stock Purchase Rights

        In December 2002 the Board of Directors approved a Stock Purchase Rights Plan, which declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock, $0.001 par value, of the Company. The distribution was paid, as of January 3, 2003, to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of our Series A Preferred Stock, $0.001 par value, at a price of $22.00 per share.

          Warrant—GM Onstar

        On December 4, 2000, the Company issued to GM OnStar, a customer, a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share subject to certain anti-dilution adjustments. The warrant was exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, the Company valued the warrant at $0.5 million, utilizing the Black-Scholes valuation model using the following assumptions; risk-free interest rate of 5.5% expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. The Company amortized $0.2 million and $0.3 million related to this warrant in 2002 and 2001, respectively. The warrant was fully amortized and expired unexercised in August 2002.

          1994 and 1998 Stock Option Plans

        On September 1, 2000, the 1994 Flexible Stock Incentive Plan was terminated. Upon termination of the plan, all unissued options were cancelled.

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

         2000 Stock Plan

        In February 2000, the Board of Directors and stockholders approved the 2000 Stock Plan. The 2000 Stock Plan, which became effective as of the Company’s IPO on April 12, 2000, assumed the remaining shares reserved under the 1998 Stock Plan. Accordingly, no future grants will be made under the 1998 Stock Plan. Under the 2000 Stock Plan, the Board of Directors may grant options to purchase the Company’s common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The 2000 Stock plan will terminate automatically in January 2010, unless terminated earlier by the Company’s Board of Directors. Options issued under the 2000 Stock Plan have a term of ten years from the date of grant and vest 25% after one year, then ratably on a monthly basis over the remaining three years. The number of shares reserved under the 2000 Stock Plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 4,000,000 shares, (b) 6% of the Company’s shares outstanding on the last day of the preceding fiscal year, or (c) a lesser amount determined by the Board of Directors. The plan is increased by 2,050,934 shares, 1,991,883 shares and 1,689,776 shares in 2003, 2002 and 2001, respectively.

         2001 Non-statutory Stock Option Plan

        In May 2001, the Board of Directors approved the 2001 Non-statutory Stock Option Plan. The Company reserved a total of 500,000 shares of our common stock for issuance under this Plan. On November 7, 2002, the Board of Directors authorized an additional 850,000 shares of our common stock for issuance under the Plan. Under the 2001 Non-statutory Stock Option Plan, the Board of Directors may grant options to purchase the Company’s common stock to employees and consultants. Options may not be granted to Officers and Directors, except in connection with an Officer’s initial service to the Company. The Plan will expire by its own terms in 2011, unless terminated sooner by the Board. Options issued under the 2001 Non-statutory Stock Option Plan have a term of ten years from the date of grant and vest 25% after one year, then ratably on a monthly basis over the remaining three years.

         Stock Option Exchange Program

        On March 1, 2002, the Company filed a tender offer document with the SEC for an employee Stock Exchange Program. This was a voluntary stock option exchange program for all qualified employees. The exchange program was not available to executive officers, directors, consultants or former employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options that had an exercise price of $15.00 or greater under the 1998 Stock Plan and 2000 Stock Plan held by them in exchange for new options to be granted under the 2000 Stock Plan at a future date at the then current fair market value. The new options were to be granted no earlier than the first business day that is six months and one day after the cancellation date of the exchanged options. The exercise price per share of the new options was to be 100% of the fair market value on the date of grant, as determined by the closing price of our common stock reported by NASDAQ National Market for the last market trading day prior to the date of grant. These elections were made by March 29, 2002 and were required to include all options granted during the prior six-month period. In April 1, 2002, stock options in the amount of 1,492,389 were cancelled relating to this program. On October 4, 2002, employees who participated in the stock option exchange program were granted new options under the 2000 Stock Plan with an exercise price of $1.65. There were 967,012 stock options for common stock granted relating to this program. All the stock option grants were vested at 1/8 of the shares subject to the option at the date of grant and 1/48th of the shares subject to the option shall vest each month thereafter. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the issuance of the replacement options.

         Employee Stock Purchase Plan

        In February 2000, the Board of Directors and stockholders approved the 2000 Employee Stock Purchase Plan (“the Purchase Plan”). The Company reserved a total of 1,000,000 shares of common stock for issuance under this plan, which became effective as of the Company’s initial public offering on April 13, 2000. The Purchase Plan is administered over offering periods of 24 months each, with each offering period divided into four consecutive six-month purchase periods beginning November 1 and May 1 of each year. Eligible employees can contribute up to 15% of their compensation each pay period for the purchase of common stock, not to exceed 2,000 shares per six-month period. On the last business day of each purchase period, shares of common stock are purchased with the employee’s payroll deductions accumulated during the six months, at a purchase price per share of 85% of the market price of the common stock on the employee’s entry date into the applicable offering period or the last day of the applicable offering period, whichever is lower.

        The number of shares reserved under the Purchase Plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 1,500,000 shares, (b) 2% of the Company’s shares outstanding on the last day of the preceding fiscal year, or (c) any lesser amount determined by the Board of Directors. The plan increased by 683,644 shares and 663,961 shares for 2003 and 2002, respectively.

        In 2003, 2002 and 2001, approximately 586,000 shares, 615,000 shares and 459,000 shares were issued under this plan, respectively, representing employee contributions of approximately $1.2 million, $2.0 million and $4.0 million, respectively. As of December 31, 2003, approximately 1,172,825 shares were available for issuance under the Employee Stock Purchase Plan.

        Option activity under the Stock Option Plans is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of shares	Weighted Average Exercise Price
January 1, 2001 (959,000 shares exercisable at weighted average exercise price of $5.69 per share)	832	6,645	$31.01
Authorized	2,430	--	--
Options granted (weighted average fair value of $12.62 per share)	(3,355)	3,355	18.00
Options exercised	--	(649)	6.35
Options cancelled	1,170	(1,170)	41.78
Options terminated	(618)	--	9.19
December 31, 2001 (2,330,000 shares exercisable at weighted average exercise price of $24.32 per share)	459	8,181	$26.07
Authorized	2,842	--	--
Options granted (weighted average fair value of $2.24 per share)	(3,180)	3,180	2.99
Options exercised	--	(307)	1.62
Options cancelled	3,683	(3,683)	41.47
Options terminated	(906)	--	9.86
December 31, 2002 (2,895,000 shares exercisable at weighted average exercise price of $12.80 per share)	2,898	7,371	$9.35
Authorized	2,051	--	--
Options granted (weighted average fair value of $2.69 per share)	(3,233)	3,233	3.51
Options exercised	--	(228)	2.99
Options cancelled	853	(853)	17.96
Options terminated	(127)	--	10.53
December 31, 2003 (4,573,000 shares exercisable at weighted average exercise price of $9.07 per share)	$2,442	$9,523	$6.75

        As of December 31, 2003, the Company had reserved 13,137,210 shares of its common stock for future issuance.

        The following table summarizes the stock options outstanding and exercisable as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (in $)	Number of shares (in thousands)	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price (in $)	Number Exercisable (in thousands)	Weighted Average Exercise Price (in $)
$ 0.00 - 5.0	4,979	8.0	$2.70	1,343	$2.44
5.0 - 10.0	2,683	7.0	7.87	1,858	8.28
10.0 - 13.0	1,027	7.0	11.79	624	11.79
13.0 - 17.0	715	5.3	14.84	653	14.86
17.0 - 35.0	40	7.0	31.62	29	31.70
35.0 - 52.5	28	6.6	38.28	23	38.24
52.5 - 70.0	12	6.9	59.48	9	59.44
70.0 - 105.0	14	4.0	89.00	12	89.00
105.0 - 122.5	26	6.6	108.30	22	108.19
	9,523	7.7	$6.75	4,573	$9.07

        The following table summarizes the detailed information for each plan:

	1994 option plan	1998 option plan	2000 option plan	2001 option plan	All option plans total	Employee Stock Purchase Plan
Number of shares to be issued upon the exercise of outstanding options	121,956	2,214,652	5,978,752	1,207,742	9,523,102	1,817,957
Weighted average exercise price of the outstanding options	$ 1.21	$ 9.95	$ 6.34	$ 3.49	$ 6.75	$ 5.25
Number of shares available for future issuance	--	1,005,446	2,329,226	138,778	3,473,450	1,172,825

        In July 2001, an employee was terminated effective September 2001. The employee was allowed to continue to vest in his stock options which resulted in a pre-tax non-cash compensation charge of $0.2 million in accordance with the FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

         Deferred Stock Compensation

        The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and fair value of the Company’s common stock on the date of grant. In connection with the grant of stock options prior to our initial public offering, the Company recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount was presented as a reduction of stockholders’ equity and being amortized over the vesting period of the applicable options. Relating to approximately 3,152,000 stock options granted before initial public offer at a weighted average exercise price of $8.58, for the years ended December 31, 2003, 2002 and 2001, the Company recorded amortization of deferred compensation of $0.2 million, $0.9 million and $2.3 million. During the same periods, the Company reversed excess amortization of deferred stock compensation due to termination of employees of ($0.2) million, ($0.4) million and ($0.3) million, resulting in no net expense for deferred compensation, $0.5 million and $2.0 million, respectively. For the year ended December 31, 2002, the Company reversed approximately $0.1 million of deferred stock compensation into additional paid-in capital, representing unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees.

        In connection with the SpeechFront acquisition, the Company recorded deferred compensation expense $0.4 million and $3.1 million for the year ended December 31, 2002 and 2001 respectively. SpeechFront related deferred compensation was fully amortized as of December 31, 2002.

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

        The following weighted average assumptions were used in the estimated grant date fair value calculation for the Company stock option awards:

	Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,
	2003	2002	2001	2003	2002	2001
Risk-free interest rate	2.37 - 3.27%	2.4%	3.7%	1.02 - 1.15%	1.23 - 1.91%	1.83 - 3.97%
Expected dividend yield	--	--	--	--	--	--
Expected life of option (in years)	4.63 - 5.1	4.06	3.28	0.5	0.5	0.5
Volatility	102.3 - 104.9%	111.06%	110.32%	44.72 - 51.67%	53.26 - 78.26%	83.43 - 139.99%

        Under the above Black-Scholes option valuation model assumptions,

.	the weighted average fair value of stock options granted during 2003, 2002 and 2001 was $2.69, $2.24 and $12.62, respectively. The fair value of each option grant was estimated on the date of grant.

.	the weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan was $ 3.79, $ 0.98 and $3.87 for the year 2003, 2002 and 2001, respectively.

14.    401(k) PLAN

        The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan provides for tax-deferred salary deductions and after-tax employee contributions. The Company does not make contributions to the plan.

15.     INCOME TAXES

        The total provision for (benefit from) income taxes consists of the following components (in thousands):

	2003	2002	2001
Current
State	16	114	--
Foreign	(1,451)	827	812
Total	(1,435)	941	812
Deferred
Foreign	(371)	(141)	(238)
Total provision (benefit)	(1,806)	800	574

        The components of the net deferred income tax asset as of December 31 were as follows (in thousands):

	2003	2002
Deferred tax assets
Net operating loss carryforwards	$73,883	$65,131
Tax credit carryforwards	4,069	4,156
Capital loss carryforwards - foreign	2,370	--
Asset impairment on purchased technology	2,115	2,176
Deferred revenue	463	1,682
Accrued restructuring charges	27,996	30,101
Accruals and reserves	2,525	3,104
Gross deferred tax asset	113,421	106,350
Valuation allowance	(113,304)	(105,861)
Net deferred tax asset	$117	$489

        As of December 31, 2003 and 2002, the net deferred tax asset consists of foreign subsidiary temporary differences on accruals and reserves. As of December 31, 2003 and 2002, the Company had no significant deferred tax liabilities.

        As of December 31, 2003, the Company has cumulative net operating loss carry forwards for federal and California income tax reporting purposes of approximately $186.1 million and $50.9 million respectively. The federal net operating loss carry forwards expire through December 2023 and the California net operating loss carry forwards expire through December 2013. In addition, the Company has carry forwards of research and experimentation tax credits for federal and California income tax purposes of approximately $2.4 million and $2.5 million, respectively, as of December 31, 2003. The federal research and experimentation tax credits expire through December 2023. The state research and experimentation credits can be carried forward indefinitely. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest of the Company resulting from significant stock transactions.

        The Company’s income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of the valuation allowance relates to the equity benefit of our net operating losses. The Company had approximately $1.2 million and $0.7 million of taxable dispositions of employee stock options for the years ended December 31, 2003 and 2002, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders’ equity.

        The Company recorded state and foreign income tax total provisions for (benefit from) the years ended December 31, 2003, 2002 and 2001 of $(1.8) million, $0.8 million and $0.6 million, respectively. For the year ended December 31, 2003, the Company recorded a tax benefit of $1.8 million of state and foreign taxes, of which $1.4 million resulted from the reversal of a prior year accrual related to tax assessments and penalties from the France Tax Authorities for the tax years ended December 31, 2001, 2000 and 1999, thereby settling all claims for those years. In addition, the Company recorded a tax benefit of $0.6 million due to the recognition of research and development tax credits from the Company’s Canadian operations.

        Income (loss) before provision for income taxes consisted of (in thousands):

	December 31,
	2003	2002	2001
United States	$(20,727)	$(70,935)	$(111,230)
Foreign	(380)	551	1,439
Total	$(21,107)	$(70,384)	$(109,791)

        The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	December 31,
	2003	2002	2001
Provision at U.S.statutory rate of 35%	$(7,388)	$(24,634)	$(38,427)
State income taxes, net of federal benefit	(856)	(3,327)	(6,325)
Change in valuation allowance	6,259	28,791	45,565
Effect of foreign income tax at various rates	(1,690)	497	89
Research and development tax credit	25	(821)	47
Deferred stock compensation	1,532	261	(703)
Other	312	33	328
Total	$(1,806)	$800	$574

16.      SEGMENT REPORTING

        Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s operating segments are defined as components of the Company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

        The Company derives revenues from three primary sources: 1) license, 2) service and 3) maintenance. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statement of operations. The Company does not track expenses nor derive profit or loss based on these segments. The Company also does not track assets by segments.

        Sales of licenses, as well as services and maintenance through December 31, 2003 occurred through third-party resellers and direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

        Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Year ended December 31,
	2003	2002	2001
License Revenue:
United States	$17,399	$16,951	$12,331
Canada	5,319	2,267	1,130
Europe	3,084	3,491	3,205
Asia	2,034	1,569	1,296
Latin America	188	2,057	1,665
Australia	183	448	1,132
Total	$28,207	$26,783	$20,759
Service Revenue:
United States	$7,934	$5,877	$5,874
Canada	5,118	1,043	652
Europe	889	633	2,328
Asia	267	181	643
Latin America	56	457	1,055
Australia	2	--	309
Total	$14,266	$8,191	$10,861
Maintenance Revenue:
United States	$7,965	$5,637	$4,776
Canada	1,136	659	501
Europe	1,794	1,319	1,087
Asia	534	394	281
Latin America	572	496	346
Australia	564	606	689
Total	$12,565	$9,111	$7,680
Total revenue:
United States	$33,298	$28,465	$22,981
Canada	11,573	3,969	2,283
Europe	5,767	5,443	6,620
Asia	2,835	2,144	2,220
Latin America	816	3,010	3,066
Australia	749	1,054	2,130
Total revenue	$55,038	$44,085	$39,300

        Total long-lived assets by international locations as of December 31 are as follows (in thousands):

	2003	2002
Long-Lived Assets:
Property and equipment, net:
United States	$2,566	$4,643
Europe	33	65
Asia	62	122
Australia	4	12
Canada	1,270	1,485
Latin America	2	3
Total	$3,937	$6,330

Intangible Assets:
United States	$993	$1,405
Total	$993	$1,405

Other Long Term Assets:
United States	$11,582	$14,626
Total	11,582	14,626

Total Long-Lived Assets:	$16,512	$22,361

17.    RELATED PARTIES

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

        One member of the Company’s Board of Directors is also on the Board of Directors at Wells Fargo, one of the Company’s customers. The Company generated $840,000 in revenues from Wells Fargo in the year ended December 31, 2003, and $75,000 in revenues for the year ended December 31, 2002. The Company was owed $310,000 by this customer at December 31, 2003, and $21,000 at December 31, 2002.

18.      SUPPLEMENTARY DATA: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Summarized quarterly financial information is as follows (in thousands, except per share data):

	Year 2003 Three Months Ended
	March 31	June 30	September 30	December 31
Net revenue	$11,563	$12,924	$13,823	$16,728
Gross profit	$8,377	$9,685	$10,613	$13,463
Loss from operations	$(4,805)	$(4,495)	$(12,739)	$(248)
Net loss	$(4,275)	$(2,667)	$(12,172)	$(187)
Basic and diluted net loss per share	$(0.13)	$(0.08)	$(0.35)	$(0.01)
Shares used to compute basic and diluted net loss per share	34,169	34,375	34,503	34,826

	Year 2002 Three Months Ended
	March 31	June 30	September 30	December 31
Net revenue	$9,073	$11,370	$10,503	$13,139
Gross profit	$6,085	$8,883	$7,392	$10,030
Loss from operations	$(11,343)	$(11,241)	$(46,370)	$(4,117)
Net loss	$(10,581)	$(9,670)	$(45,867)	$(5,066)
Basic and diluted net loss per share	$(0.32)	$(0.29)	$(1.36)	$(0.15)
Shares used to compute basic and diluted net loss per share	33,195	33,621	33,807	34,041

SCHEDULE II

NUANCE COMMUNICATIONS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2003

	Balance at Begin of Period	Charged to Expenses	Deduction	Balance at End of Period
	(in thousands)
Year ended December 31, 2001
Allowance for Doubtful Accounts	$1,823	$521	$(1,032)	$1,312
Year ended December 31, 2002
Allowance for Doubtful Accounts	1,312	59	(701)	670
Year ended December 31, 2000
Allowance for Doubtful Accounts	670	343	(176)	837

EXHIBIT INDEX

Exhibit number	Description

3.1(1)	Restated Certificate of Incorporation of Registrant, as currently in effect.

3.2(6)	Bylaws of Registrant, as amended, as currently in effect.

4.1(6)	Rights Agreement, dated as of December 10, 2002, by and between the Company and Mellon Investors Services LLC, as Rights Agent.

4.2(1)	Form of Registrant's Common Stock Certificate.

4.3(1)	Amended and Restated Investors' Rights Agreement, dated as of October 1, 1999, among the Registrant and the parties named therein.

4.4(1)	Warrant to Purchase Stock dated April 1, 1996 issued to Phoenix Leasing.

4.6(5)	Amendment to the Amended and Restated Investors' Rights Agreement, dated as of October 1, 1999, among the Registrant and the parties named therein.

4.7(5)	Exchange Agreement dated November 10, 2000 between Registrant, 1448451 Ontario, Inc., Shawn Griffin, William Love and Warren Gallagher.

10.1(1)(*)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)(*)	1994 Flexible Stock Incentive Plan.

10.3(1)(*)	1998 Stock Plan.

10.4(1)(*)	2000 Stock Plan.

10.5(2)(*)	2000 Employee Stock Purchase Plan, as amended, and related subscription agreement.

10.6(1)	Lease Agreement dated May 27, 1997, and related agreements by and between Registrant and Lincoln Menlo IV & V Associates Limited.

10.7(1)(*)	Form of Stock Option Agreement, as amended, between Registrant and each executive officer other than Donna Allen Taylor.

10.8(1)	Assignment and Assumption Agreement, and related agreements by and between Registrant and CBT Systems USA, Ltd.

10.9(1)	Memorandum of Agreement of Lease, 2000 Peel Street, Suite 900, Montreal, Quebec, dated January 1, 2000, by and between Registrant and Cite De L'Ile Development Inc.

10.11(1)(**)	License Agreement dated December 20, 1994, by and between Registrant and SRI International.

10.12(1)(*)	Form of Stock Option Agreement entered into between Registrant and Donna Allen Taylor.

10.13(1)	Amendment dated August 23, 1995 to License Agreement dated December 20, 1994 by and between Registrant and SRI International.

10.15(4)	Addendum dated August 9, 2000 to Memorandum of Lease Agreement dated January 1, 2000, by and between Registrant and Societe en Commandite Duke-Wellington.

10.16(5)(**)	Value-Added Reseller Agreement dated August 31, 2000, by and between Registrant and Nortel Networks Limited.

10.17 (7)(*)	Executive Employee Agreement by and between the Company and Ronald A. Croen dated as of January 1, 2003.

10.18 (7)(*)	Executive Employee Agreement by and between the Company and Charles W. Berger dated as of March 31, 2003.

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Public Accountants

24.1	Power of Attorney

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes - Oxley Act of 2002, by Charles W. Berger, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes - Oxley Act of 2002, by Karen Blasing, Vice President and Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Charles W. Berger, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Karen Blasing, Vice President and Chief Financial Office

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-96217) as declared effective by the Securities and Exchange Commission on February 4, 2000.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on June 2, 2000.

(3)	Incorporated by reference to the Registrant's Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000.

(4)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-45128) as declared effective by the Securities and Exchange Commission on September 26, 2000.

(5)	Incorporated by reference to the Registrant's Amendment No. 1 to Form 10-K for the year ended December 31, 2000 filed on october 19, 2001.

(6)	Incorporated by reference to the Registrant's Form 8-K (File No. 000-30203) as filed on December 13, 2002.

(7)	Incorporated by reference to the Registrant's Form 10-Q for the period ended on March 31, 2003 filed on May 15, 2003.

(*)	Represents a management contract or a compensatory plan, contract or arrangement.

(**)	Confidential treatment has been requested for portions of this exhibit.