Form 10-Q
period 2004-03-31
NUANCE COMMUNICATIONS
filed 2004-05-07
CIK 1102556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

35,501,034 shares of the registrant’s common stock, $0.001 par value, were outstanding as of April 30, 2004.

NUANCE COMMUNICATIONS,INC. & SUBSIDIARIES

FORM 10-Q, MARCH 31, 2004

i

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 46,425	$ 40,206
Short-term investments	59,490	66,599
Accounts receivable, net of allowance for doubtful accounts of $375 and $837, respectively	10,016	13,934
Prepaid expenses and other current assets	4,963	4,246

Total current assets	120,894	124,985
Property and equipment, net	4,186	3,937
Intangible assets, net	889	993
Restricted cash	11,136	11,113
Other assets	466	469

Total assets	$ 137,571	$ 141,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,096	$ 1,086
Accrued vacation	1,744	1,513
Accrued liabilities	5,643	5,407
Current portion of deferred revenue	8,096	7,731
Current portion of restructuring accrual	9,363	9,554
Current portion of capital lease	--	33
Total current liabilities	25,942	25,324
Long-term deferred revenue	537	699
Long-term restructuring accrual	40,727	42,891
Other long-term liabilities	24	22
Total liabilities	67,230	68,936
Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 35,114,000 shares and 34,995,000 shares issued and outstanding, respectively	35	35
Additional paid-in capital	330,351	329,975
Accumulated other comprehensive income	759	748
Accumulated deficit	(260,804)	(258,197)
Total stockholders’ equity	70,341	72,561
Total liabilities and stockholders’ equity	$ 137,571	$ 141,497

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Revenue:
License	$5,503	$6,078
Service	3,562	2,811
Maintenance	3,637	2,674

Total revenue	12,702	11,563

Cost of revenue:
License	88	96
Service (1)	2,653	2,444
Maintenance (1)	724	646

Total cost of revenue	3,465	3,186

Gross profit	9,237	8,377

Operating expenses:
Sales and marketing (1)	6,274	7,062
Research and development (1)	4,173	3,855
General and administrative (1)	1,696	3,134
Non-cash stock-based compensation expense	73	74
Restructuring credits	(41)	(943)

Total operating expenses	12,175	13,182

Loss from operations	(2,938)	(4,805)
Interest and other income, net	234	466

Loss before income taxes	(2,704)	(4,339)
Benefit from income taxes	(97)	(64)

Net loss	$(2,607)	$(4,275)

Basic and diluted net loss per share	$(0.07)	$(0.13)
Shares used to compute basic and diluted net loss per share	35,067	34,169
(1) Excludes non-cash stock-based compensation as follows:
Service and maintenance cost of revenue	$--	$8
Sales and marketing	--	11
Research and development	73	30
General and administrative	--	25
Total non-cash stock-based compensation	$73	$74

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,607)	$(4,275)
Adjustments to reconcile net loss to net cash used in operating activites
Depreciation and amortization	786	1,125
Non-cash stock-based compensation	73	74
Provision for doubtful accounts	(462)	63
Changes in operating assets and liabilities:
Accounts receivable	4,380	855
Prepaid expenses, other current assets and other assets	(714)	(47)
Accounts payable	10	(452)
Accrued and other liabilities	436	989
Restructuring accrual	(2,355)	(2,692)
Deferred revenue	203	(821)
Net cash used in operating activities	(250)	(5,181)
Cash flows from investing activities:
Purchase of investments	(15,201)	(24,020)
Maturities of investments	22,324	29,701
Purchase of property and equipment	(931)	(574)
Increase (decrease) in restricted cash	(23)	2
Net cash generated from investing activities	6,169	5,109
Cash flows from financing activities:
Proceeds from exercise of stock options	303	6
Net cash generated from financing activities	303	6
Effect of exchange rate fluctuations on cash and cash equivalents	(3)	155
Net increase in cash and cash equivalents	6,219	89
Cash and cash equivalents, beginning of period	40,206	43,771
Cash and cash equivalents, end of period	$46,425	$43,860
Supplementary disclosures of cash flow information:
Cash paid during the priod for:
Interest	$2	$1
Income taxes	$72	$309
Suplementary disclosures of non-cash transactions:
Unrealized gain (loss) on available-for-sale securities	$14	$(28)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     ORGANIZATION AND OPERATIONS

        Nuance Communications, Inc. (together with its subsidiaries, the “Company”) was incorporated in July 1994 in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware to develop, market and support software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. The Company’s software product lines consist of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of third-party resellers, original equipment manufacturers (“OEM”), system integrators and directly to the end users.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

        The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these instructions and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003 and cash flow for the three months ended March 31, 2004 and 2003. The results for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2004.

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

      Revenue Recognition

        Revenues are generated from licenses, services and maintenance. All revenues generated from our worldwide operations are approved at its corporate headquarters, located in the United States. We applied the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. We also recognize some revenue based on SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and EITF Issue No. 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.

        Our license revenue consists of license fees for our software products. The license fees for our software products are calculated primarily by determining the maximum number of calls that may be simultaneously connected to our software.

        For licensed products requiring significant customization, we recognize license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs incurred exceed the related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on our percentage completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours required to complete the project. Any changes in or deviation from these estimates could have a material effect on the amount of revenue we recognize in any period.

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

        We assess whether collection of the resulting receivable is probable based on a number of factors, including the customer’s past payment history and its current financial position. If we determine that collection of a fee is not probable, we defer recognition of the revenue until the time collection becomes reasonably assured, which is upon receipt of the cash payment.

        We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if VSOE of the fair value of all undelivered elements exists. VSOE of fair value is based on the price charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where VSOE of fair value for undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when VSOE of fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and VSOE of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from third-party resellers is recognized when product has been sold through to an end user and such sales have been reported to us. However, certain third-party reseller agreements include time-based provisions on which we base revenue recognition, in these instances, there is no right of returns possible.

        The timing of license revenue recognition is affected by whether we perform consulting services in the arrangement and the nature of those services. In the majority of cases, we either perform no consulting services or we perform services that are not essential to the functionality of the software. When we perform consulting and implementation services that are essential to the functionality of the software, we recognize both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP No. 81-1; however, judgment is required in determining the percentage of the project that has been completed. Revenue recognized from such contracts was not significant for the three months ended March 31, 2004 and 2003.

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

        Service revenue consists of revenue from providing consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred and recognized, in accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, we require 1) a signed contract and 2) statement of work and 3) purchase order or order form prior to recognizing any services revenue. Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

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

        Our standard payment terms are generally net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is comprised of revenue from that quarter.

      Restructuring and Asset Impairment Charges

        We accrue for restructuring costs when management approves and commits to a firm plan. Historically the main components of our restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges are accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions are made related to the (1) time period over which the building would remain vacant (2) sublease terms (3) sublease rates. We establish the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates are derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and FASB No.146 “Accounting for Costs Associated with Exit or Disposal Activities”. These reserves are based upon management’s estimate of the time required to sublet the property and the amount of sublet income that may be generated between the date the property is not occupied and expiration of the lease for the unoccupied property. These estimates are reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates.

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

      Valuation of Long-lived Assets

        We have assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144 “Accounting for the Impairment of Disposal of Long Lived Assets”. SFAS No. 144 superceded SFAS No. 121 “Accounting for the impairment or Disposal of Long-lived Assets” in 2002. We assess whether we will recognize the future benefit of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144. We assess the impairment of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, which became effective in 2002. For assets to be held and used, including acquired intangibles, we initiate our review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

        It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of March 31, 2004, we have no goodwill balance and no impairment of intangibles was recorded.

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

      Software Development Costs– Software to be sold

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

      Software Development Costs – Internal use

        The Company purchased software for internal use. Therefore, external direct costs of software development and payroll and payroll related costs for time spent by employees to implement the software, are capitalized after the “preliminary project stage” is completed. Accordingly, the Company had capitalized $191,000 and nil related to the software development for internal use as of March 31, 2004 and December 31, 2003, respectively.

      Comprehensive Loss

        The Company reports comprehensive loss by major components and in a single total, the change in its net assets from non-owner sources, which for the Company, is foreign currency translation adjustments and changes in unrealized gains and losses on investments.

        The following table presents the components of comprehensive loss for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)

Net loss	$(2,607)	$(4,275)
Unrealized gain (loss) on investments	14	(28)
Foreign currency translation gain (loss)	(3)	155
Comprehensive loss	$(2,596)	$(4,148)

      Stock-based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Stock-based compensation is amortized under SFAS No. 123 under the straight-line method. The Company adopted the disclosure-only provisions of SFAS No. 123.

        Pro forma net loss and net loss per share information, as required by SFAS No. 123, has been determined as if the Company had accounted for all employee stock options granted, including shares issued to employees under the Employee Stock Purchase Plan, under SFAS No. 123‘s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Data)

Net loss, as reported	$(2,607)	$(4,275)
Add: Stock-based employee compensation expense included in net loss	73	74
Less: Total stock-based employee compensation expense under fair value method for all awards	(8,221)	(8,797)
Pro forma net loss	$(10,755)	$(12,998)
Basic and diluted net loss per share - as reported	$(0.07)	$(0.13)
Basic and diluted net loss per share - pro forma	$(0.31)	$(0.38)

        As previously reported in the Annual report on Form 10-K, during the preparation of the Company’s consolidated financial statements for the year ended December 31, 2003, management determined that the pro forma loss and pro forma basic and diluted net loss per share had been calculated incorrectly. Accordingly, such pro forma amounts for the three months ended March 31, 2003 presented above, have been revised. The effect was to increase the pro forma net loss for the three months ended March 31, 2003 by $6.0 million. This change did not impact the Company’s condensed consolidated financial position, results of operations, or cash flows for any of the periods presented.

      Reclassifications and Disclosures

        Certain amounts related to financial information presented in the accompanying condensed consolidated financial statements and related notes as of March 31, 2003 have been reclassified to conform to the presentation of the three months ended March 31, 2004.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, and a revised interpretation of FIN 46 (“FIN 46R”) in December 2003 (collectively “FIN 46”). FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have interest in any variable interest entities as of March 31, 2004, and the adoption of FIN 46 did not have a material effect on the Company’s financial statements.

4.     NET LOSS PER SHARE

        Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from stock options and warrants are anti-dilutive due to the reported net loss. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. During the three months ended March 31, 2004 and 2003, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted loss per share in such periods, as their effect would have been anti-dilutive due to the net loss reported in such periods. The total number of shares excluded from diluted net loss per share was 9,699,000 shares and 9,075,000 shares, respectively, for the three months ended March 31, 2004 and 2003.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss	$(2,607)	$(4,275)
Basic and diluted shares:
Weighted average shares of common stock outstanding	35,067	34,192
Less: weighted average shares of common stock subject to repurchase	--	(23)
Weighted average shares used to compute basic and diluted net loss per share	35,067	34,169
Basic and diluted net loss per share	$(0.07)	$(0.13)

5.     SHORT-TERM INVESTMENTS

        All our investments are classified as available for sale at March 31, 2004 and December 31, 2003. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net.

        For all periods presented, realized gains and losses on available-for-sale investments were not material. Management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. The Company’s investments in debt instruments of publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value, and such a decline is not considered temporary. For the three months ended March 31, 2004, the Company has incurred no such impairment.

6.     INTANGIBLE ASSETS

        Information regarding the Company’s intangible assets follows (in thousands):

	As of March 31, 2004
	Gross Amount	Accumulated Amortization	Net	Remaining life
Purchased Technology	$2,618	$(1,985)	$633	23 months
Patents Purchased	375	(119)	256	42 months
Total	$2,993	$(2,104)	$889

	As of December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Remaining life
Purchased Technology	$2,618	$(1,900)	$718	35 months
Patents Purchased	375	(100)	275	54 months
Total	$2,993	$(2,000)	$993

        As of March 31, 2004, total estimated amortization of the purchased technology and the patents, for the next five years, is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2004 (remaining 9 months)	$309
2005	413
2006	117
2007	50
2008	--
Total	$889

7.     GUARANTEES

Guarantees

        As of March 31, 2004, the Company’s financial guarantees consist of standby letters of credit outstanding, representing the restricted cash requirements collateralizing the Company’s lease obligations. As of March 31, 2004, the maximum amount of potential future payment under the arrangements was $10.9 million related to the Company’s Pacific Shores lease in California and $228,000 related to the Company’s Montreal lease, totaling $11.1 million presented as restricted cash on the Company’s condensed consolidated balance sheets.

Warranty

        The Company does not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to the effectiveness of the Company’s extensive product quality program and processes.

Indemnifications to Customers

        The Company defends and indemnifies its customers for specified liabilities incurred in any suit or claim brought against them, alleging that the Company’s products infringe a U.S. patent (worldwide, in some instances), copyright, trade secret or similar right. If a product becomes the subject of an infringement claim, the Company has an obligation to, at its option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at the Company’s expense and for the third-party reseller to continue selling the product; or (iv) take back the infringing product and refund to customer the purchase price paid, less depreciation amortized on a straight line basis. The Company has not, to date, been required to make material payments pursuant to these indemnification provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Indemnifications to Officers and Directors

        The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Nuance. In addition, the Company has entered into separate indemnification agreements with each director and each board-appointed officer of Nuance, which provides for indemnification of these directors and officers under similar circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in its indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the estimated fair value for these obligations is zero on the condensed consolidated balance sheets as of March 31, 2004.

Other Indemnifications

        As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to others with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies its suppliers, contractors, lessors, lessees and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time the Company also provides protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material. At March 31, 2004, there were no claims for such indemnifications.

8.     RESTRUCTURING AND ASSET IMPAIRMENTS

Restructuring on headcount level

        The Company had approximately 310 full-time employees as of March 31, 2004. In 2001, the Company’s Board of Directors approved a restructuring plan to align the Company’s expenses with revised anticipated demand and create a more efficient organization. As a result, in 2001, the Company reduced the workforce by 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. In 2002, in conjunction with the January 2002 and August 2002 restructuring plans approved by its Board of Directors, the Company reduced the workforce by another 33 and 81 employees, respectively, primarily to realign the sales organization, to align the cost structure with changing market conditions and to create a more efficient organization. In August 2003, the Company reduced its general and administrative workforce by 9%, or 5 employees, to further realign the organization to its structure. The Company will continue to evaluate its resource and skills requirements and adjust its staffing appropriately. The Company may, in the future be required to increase its workforce to respond to changes or growth in its business, and as a result may need to expand its operational and human resources, as well as information systems and controls, to support any such growth. Such expansion may place significant demands on its management and operational resources.

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

        In connection with the restructuring plan, the Company decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts to sublease the building, certain assumptions were made related to the (1) time period over which the building will remain vacant (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The lease loss was increased in August 2002 and September 2003 as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.).

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

        In August 2002, with Board of Directors approval, the Company implemented a restructuring plan to reduce its worldwide workforce to realign its expense structure with near term market opportunities. In connection with the reduction of workforce, the Company recorded a charge of $2.6 million primarily for severance and related employee termination costs. It was fully paid off as of December 31, 2003. For the third quarter 2003, it also reversed an excess accrual for this restructuring plan, which resulted in recording of $0.2 million as a credit to the restructuring charge line in the condensed consolidated statement of operations.

        The plan also included the consolidation of facilities through the closing of certain international offices that resulted in a charge of $0.7 million, which was fully paid out as of March 31, 2004.

        In addition, the Company recorded an increase in its previously reported real estate restructuring accrual related to the new leased facility it does not occupy and which has not been subleased as a result of continued declines in the condition of the San Francisco Bay Area commercial real estate market. This additional charge of $31.8 million resulted from an analysis of the time period by which the California property will remain vacant, sub-lease terms and sub-lease rates, altogether reflecting continued softening of the local real estate market.

Fiscal Year 2003

        In the third quarter 2003, the Company reviewed the earlier estimate for the lease loss for the unoccupied leased facility and the condition of the San Francisco Bay Area commercial real estate market. The Company estimated that it might take an additional 12 months to sublease this unoccupied facility. The Company also reduced the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $10.4 million and was recorded as part of the restructuring charges on the condensed consolidated statement of operations.

        For the third quarter 2003, the Company reduced its general and administrative workforce to realign the organizational structure. The Company recorded a restructuring charge of $0.2 million primarily for severance and termination costs relating to the reduction in workforce. As of December 31, 2003, all severance payments were fully paid. In addition, the Company revised the estimate for the August 2002 restructuring plan, which resulted in a $0.2 million credit to the restructuring charge line in the condensed consolidated statement of operations.

        The restructuring charges and balance as of March 31, 2004 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)
Accrual balance at December 31, 2001	$29,043	$100	$--	$29,143
Total charges for the year ending December 31, 2002	$31,829	$--	$--	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	--	(9,442)
Balance at December 31, 2002	$51,530	$--	$--	$51,530
Total charges for the year ending December 31, 2003	$11,316	$--	$(943)	$10,373
Amount utilized in the year ending December 31, 2003	(10,477)	--	943	(9,534)
Balance at December 31, 2003	$52,369	$--	$--	$52,369
Total charges for the quarter ended March 31, 2004	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2004	(2,279)	--	--	(2,279)
Balance at March 31, 2004	$50,090	$--	$--	$50,090

Current restructuring accrual	$9,363	$--	$--	$9,363
Long-term restructuring accrual	$40,727	$--	$--	$40,727

        As of March 31, 2004, the Company expects the remaining future net cash outlay for the restructuring plans to be $50.1 million, in which $9.4 million of the lease loss is to be paid out over the next 12 months and $40.7 million is to be paid out over the remaining life of the lease of approximately eight years.

        The Company has recorded a lease loss related to future lease commitments of its Pacific Shores lease, net of estimated sublease income. However, under the condition of the San Francisco Bay Area commercial real estate market, the Company may be required to periodically reevaluate the components of the estimated sublease income, because it affects the estimated lease loss for the unoccupied leased facility. Specifically, the Company is required to reevaluate the time that it might take to sublease this unoccupied facility, as well as the expected sublease rates. This evaluation may result in additional lease loss, which would increase the restructuring charges on the condensed consolidated statement of operations.

9.     COMMITMENTS AND CONTINGENCIES

     Operating leases

        The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. As of March 31, 2004, future minimum lease payments under these agreements (excluding sublease income), including the Company’s unoccupied leased facility, are as follows(in thousands):

Year Ended December 31,	Operating leases
2004 (remaining 9 months)	$6,796
2005	8,399
2006	8,617
2007	8,877
2008	8,980
Thereafter	34,795
Total future minimum lease payments	$76,464

        In May 2000, the Company entered into a Pacific Shore lease for the new headquarters facility. The lease has an eleven-year term, which began in August 2001. In conjunction with the April 2001 restructuring plans, the Company decided not to occupy this new leased facility. The monthly cash payment for the Pacific Shore lease was approximately $600,000. For the year ended December 31, 2003, the Company lowered the estimates for the expected sublease rental rates. This evaluation resulted in recording an additional lease loss of $10.4 million. For the three months ended March 31, 2004, the Company reviewed its earlier estimate for the sublease loss and estimated that there may be an additional 12 months that the property will remain vacant. The future minimum lease payments table referenced above does not include common area maintenance charges or estimated sublease income, as there are no sublease commitments as of March 31, 2004.

        For all the occupied buildings, rent expense for the three months ended March 31, 2004 and 2003 was approximately $532,000 and $514,000, respectively.

     Employment Agreements

        In April 2003, the Company entered into an employment agreement with its President and Chief Executive Officer. This employment agreement provides for annual base salary compensation, variable compensation, stock option grants, and stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or upon a change in control of the Company. Variable and equity compensation are subject to adjustments according to the Company’s financial performance and other factors.

     Legal

        On April 8, 2004, the Company was served with a civil complaint filed by Voice Capture, Inc. against the Company in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which also names as defendants Intel Corporation and Dialogic Corporation, alleges that certain software and services of the Company infringe upon certain claims contained in U.S. Patent No. Re 34,587 (“Interactive Computerized Communications Systems with Voice Input and Output”). The plaintiff is seeking unspecified damages. The Company is currently investigating the allegations raised in the Complaint. However, the Company believes that the allegations of the Complaint are without merit and intends to defend the litigation vigorously.

        In August 2001, the first of a number of complaints was filed, in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased the Company’s stock between April 12, 2000, and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and some of directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against the Company. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including the Company) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including finalization of appropriate documentation and approval of the Court. The settlement is not expected to have any material impact upon the Company, as payments, if any, are expected to be made by insurance carriers, rather than by the Company. In the event a settlement is not concluded, the Company intends to defend the litigation vigorously. The Company believes that it has meritorious defenses to the claims against itself.

        In mid 2001, putative shareholder derivative actions were filed in the state of California, alleging breaches of fiduciary duty and insider trading by various directors and officers of the Company. As the Company is named as a nominal defendant, the actions did not appear to seek any recovery against it. The Court approved the settlement and dismissal of these actions in November 2003. The settlement did not require any payments by the Company.

        In March 2001, the first of a number of stockholder class action complaints were filed, in the United States District Court for the Northern District of California, against the Company and certain of its officers and directors. The lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased the Company’s stock during the period January 31, 2001, through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs were seeking unspecified damages. In November 2003, the Court approved a settlement and dismissal of the action. The settlement was funded entirely by the Company’s insurers in August and September 2003.

        In January 2001, the Company filed an opposition proceeding in the European community against a Community Trade Mark application for NUANCE, owned by Nuance Global Traders, Ltd. The opposition is still pending. The parties have agreed upon a settlement, which will become final upon, among other things, completion of final settlement documents.

        The Company is subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10.     STOCK - BASED COMPENSATION

        Approximately 3,152,000 stock options were granted by the Company before its initial public offering in 2000, at a weighted average exercise price of $8.58. The Company records deferred stock compensation equal to the difference, if any, between the grant price and fair value of the Company’s common stock on the date of grant. The Company recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference, if any, between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options. For the three months ended March 31, 2003, the Company recorded amortization of deferred compensation of $76,000 and reversed excess amortization of deferred stock compensation due to termination of employees ($2,000), resulting in net expense of deferred compensation of $74,000. Deferred stock-based compensation was fully amortized as of December 31, 2003.

        In the first quarter of 2004, the Company accelerated options to purchase 12,500 shares of common stock to one officer who left the Company on February 9, 2004. In connection with this acceleration, the Company recorded $73,000 as Non-cash stock-based compensation expense, which was calculated by taking the difference between the fair value of the common stock on the date of acceleration less the option exercise price times the number of options accelerated, in its condensed consolidated statement of operations for the quarter ended March 31, 2004.

11.     SEGMENT REPORTING

        The Company’s operating segments are defined as components of the Company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

        The Company derives revenues from three primary sources: 1) license, 2) service and 3) maintenance. Revenue and cost of revenue for the segments are identical to those presented on the accompanying condensed consolidated statement of operations. The Company does not track expenses nor derive profit or loss based on these segments. The Company also does not track assets by segments.

        Sales of licenses, as well as services and maintenance through March 31, 2004, occurred through third-party resellers and direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

        Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2004	2003
License Revenue:
United States	$4,222	$3,733
Canada	190	1,250
Europe	776	626
Asia Pacific	261	467
Latin America	54	2
Total license revenue	$5,503	$6,078
Service Revenue:
United States	$1,135	$1,951
Canada	1,875	646
Europe	304	170
Asia Pacific	192	30
Latin America	56	14
Total service revenue	$3,562	$2,811
Maintenance Revenue:
United States	$2,275	$1,846
Canada	341	235
Europe	501	417
Asia Pacific	365	65
Latin America	155	111
Total maintenance revenue	$3,637	$2,674
Total revenue:
United States	$7,632	$7,530
Canada	2,406	2,131
Europe	1,581	1,213
Asia Pacific	818	562
Latin America	265	127
Total revenue	$12,702	$11,563

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

        This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding revenue and expense trends and cash positions, sales and marketing, hiring activities, product development and product capabilities and performance, as well as the Company’s expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks”, “projected”, “assumes” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Risk Factors” below and elsewhere in this Report on Form 10-Q and in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

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

OVERVIEW OF OPERATIONS

        Our growth and anticipated profitability are heavily dependent upon general economic conditions and demand for information technology. Our growth has traditionally been fueled by sales to the telecommunications and financial services industries. Some industries have sustained slowdowns over the past several years. Even though information technology spending appears to be increasing , it is difficult to predict the trend in information technology spending trend for the foreseeable future.

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

        Some specific operating changes have already been accomplished, such as the restructuring actions taken in 2002 and 2003, two newly released products in 2003, NVP in March 2003 and NCS in June 2003, the sales execution with a multi-channel strategy, the development of the new platform Value Added Reseller (“VAR”) channel, and our focus on driving complete speech solutions into the large telecom and enterprise call center markets. We plan to introduce certain new applications in the future. Other operating activities, including new products and changes to selling and delivery channels, will continue to evolve over the next several years. We are making these strategic shifts because we believe that they will enhance our business performance, however, some of the actions we are taking, such as the introduction of new products, present inherent risks. We believe that these new products will make speech systems faster and easier to deploy, and will create value for our customers. The success of these products depends upon certain market factors such as information technology spending, market acceptance of packaged software applications and industry adoption of VoiceXML and related standards.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Critical accounting policies are those that are most significant to the portrayal of the Company’s condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain.  As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company’s most critical accounting policies pertain to revenue recognition, restructuring and impairment charges, valuation allowance for doubtful accounts, income taxes and valuation of long-lived assets. In applying such policies management must record income and expense amounts that are based upon informed judgments and best estimates.  Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying critical accounting policies.  Changes in estimates, based on more accurate future information, may affect amounts reported in future periods.  Management is not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would materially affect the Company’s financial condition or results of operation.

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

        Cost of license revenue consists primarily of fees payable on third party software, and amortization of purchased technology. Cost of service revenue consists primarily of compensation and related overhead costs from employees engaged in consulting services and amounts paid to subcontractors. Cost of maintenance revenue consists primarily of compensation and related overhead costs for employees engaged in customer technical support.

        Our operating expenses are classified into five general categories: sales and marketing, research and development, general and administrative, non-cash compensation and restructuring credits. We classify all charges to these operating expense categories based on the nature of the expenditures. The sales and marketing, research and development, general and administrative categories consist primarily of the following expenses: compensation, employee benefits, recruiting costs, equipment costs, travel and entertainment costs, insurance, facilities costs and third-party professional services fees. We allocate the total costs for information technology services and facilities to each functional area that uses information technology services and facilities based on headcount. These allocated costs include rent and other facility-related costs for our offices, communication charges and depreciation expense for property and equipment, and computer hardware and software maintenance.

        From our inception through March 31, 2004, we have incurred approximately $457.0 million of operating expenses, including $80.8 million of restructuring charges (before restructuring credit of $0.9 million resulting from a refund). Approximately $98.9 million of research and development expenditures were used to develop our current and future software products. Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established, which usually occurs close to the completion of the software. Once technological feasibility has been established, these costs would be capitalized. Amounts that could have been capitalized were insignificant and, therefore, no software development costs have been capitalized to date. As a result of these and other operating expenditures, we have incurred net operating losses in each year since inception.

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

	Three Months Ended March 31,
	2004	2003	% change
Revenue:
License	$5,503	$6,078	(9)%
Service	3,562	2,811	27
Maintenance	3,637	2,674	36
Total revenue	12,702	11,563	10
Cost of revenue:
License	88	96	(8)
Service	2,653	2,444	9
Maintenance	724	646	12
Total cost of revenue	3,465	3,186	9
Gross profit	9,237	8,377	10
Operating expenses:
Sales and marketing	6,274	7,062	(11)
Research and development	4,173	3,855	8
General and administrative	1,696	3,134	(46)
Non-cash stock-based compensation expense	73	74	(1)
Restructuring credits	(41)	(943)	(96)
Total operating expenses	12,175	13,182	(8)
Loss from operations	(2,938)	(4,805)	(39)
Interest and other income, net	234	466	(50)
Loss before income taxes	(2,704)	(4,339)	(38)
Benefit from income taxes	(97)	(64)	52
Net loss	$(2,607)	$(4,275)	(39)

        The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2004	2003
Revenue:
License	43%	53%
Service	28	24
Maintenance	29	23
Total revenue	100	100
Cost of revenue:
License	1	1
Service	21	21
Maintenance	5	6
Total cost of revenue	27	28
Gross profit	73	72
Operating expenses:
Sales and marketing	50	61
Research and development	33	33
General and administrative	13	27
Non-cash stock-based compensation expense	1	1
Restructuring credits	(1)	(8)
Total operating expenses	96	114
Loss from operations	(23)	(42)
Interest and other income, net	1	4
Loss before income taxes	(22)	(38)
Benefit from income taxes	(1)	(1)
Net loss	(21)%	(37)%

	For Three Months Ended March 31,
	2004	2003
Gross profits:
License revenue gross profit	98%	98%
Service revenue gross profit	26	13
Maintenance revenue gross profit	80	76
Total revenue gross profit	73	72

Summary

        During the three months ended March 31, 2004, we responded to the market demand for standards-based voice automation solutions and delivered a range of updated products, including new versions of our speech recognition and authentication engines and an updated version of the NVP™. For the three months ended March 31, 2003 compared with the three months ended March 31, 2004, total revenue increased 10%. This increase was attributable to increases in service and maintenance revenue. Service revenue increased 27%, mainly from revenues generated in Canada and Europe. Maintenance revenue increased 36%, mainly from revenues generated from the United States and Asia-Pacific. These increases were partially offset by a 9% decrease in license revenue, mainly from license revenue generated in Canada. For the three months ended March 31, 2004 and 2003, our top 10 customers represented approximately 50% and 61%of our revenue, respectively.

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, gross profit remained relatively constant. Total revenue increased 10% and cost of sales increased 9%. Service revenue gross profit increased substantially from 13 to 26% as a result of improved utilization of our service employees and maintenance revenue gross profit increased from 76% to 80%, which is relatively constant with growing maintenance revenue.

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, operating expenses decreased 8%, primarily due to lower employee-related expenses and net incremental savings from our restructuring efforts. Operating expenses also decreased significantly due to the reduction in variable costs relative to decrease in license revenue. We have attempted to reduce expenses to better align resources with revenue opportunities anticipated in the current economic environment.

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, loss from operations as a percentage of total revenues improved from (42%) to (23%), primarily due to the increase in service revenue and maintenance revenue, as well as the reduced expenses.

Comparison of Three Months Periods Ended March 31, 2004 and 2003

Revenue and Cost of Revenue

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, total revenue increased 10%, with license revenue decreasing 9%, service revenue increasing 27% and maintenance revenue increasing 36%.

License revenue and cost of license revenue

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, license revenue decreased 9%. This decrease was primarily due to a large NVP purchase that was made in the first quarter of 2003 that was not repeated in the first quarter of 2004.

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, direct license revenue decreased from $2.5 million to $0.9 million. Indirect license revenue, primarily our speech engine products sold through our third-party resellers, increased from $3.6 million to $4.6 million.

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, the cost of license revenue and gross profit from license revenue remained relatively constant.

Service revenue and cost of service revenue

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, service revenue increased by 27%. This revenue grew primarily from a few large service contracts in Canada that span multiple quarters. Most of these service contracts are with customers in the telecommunications sector.

        Cost of service revenue as a percentage of service revenue was 74% for the three months ended March 31, 2004 and 87% for the three months ended March 31, 2003. For the three months ended March, 31, 2004 compared with the three months ended March 31, 2003, service revenue gross profit improved to 26% from 13%, primarily due to the increase in utilization of our professional service employees and the effective use of subcontractors to deliver consulting work for our customers.

Maintenance revenue and cost of maintenance revenue

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, maintenance revenue increased 36%. The increased maintenance revenue was primarily due to the technical support associated with the license revenue in 2003, increased emphasis on getting customers to renew their technical support contracts and one-time benefits from fees paid by customers or third-party resellers to reinstate support contracts.

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, the cost of maintenance revenue increased slightly. Technical support personnel required to provide customers with product support remained at a relatively constant headcount. Maintenance gross profit increased to 80% from 76% for the three months ended March 31, 2003.

Operating Expenses

Sales and marketing

        Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing employees, travel costs and promotional expenditures, including public relations, advertising, trade shows and marketing materials.

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, sales and marketing expense decreased approximately $0.8 million. This decrease was almost all attributable to a decrease in payroll and related expenses as a result of previous headcount reductions in the sales organization and the decrease in incentive-based compensation as a result of the relative decrease in license revenue. Headcount of sales and marketing personnel decreased by 15 employees, or 14%, from 104 employees at March 31, 2003 to 89 employees at March 31, 2004.

Research and development

        Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors.

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, research and development expenses increased approximately $0.3 million. Majority of the increase is the result of severance payments related to two officers who left the Company in the first quarter of 2004. Headcount for research and development personnel increased by 3 employees, or approximately 3%, from 93 employees at March 31, 2003 to 96 employees at March 31, 2004.

General and administrative

        General and administrative expenses consist primarily of compensation and related costs for administrative employees, legal services, accounting services and other general corporate expenses.

        For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, general and administrative expenses decreased approximately $1.4 million. This decrease was primarily attributable to a $0.6 million decrease in payroll and related overhead costs as a result of the headcount reduction, $0.5 million decrease in bad debt allowance and a decrease in insurance premiums of $0.1 million. In addition, there were transition expenses associated with the new and former CEO for the three months ended March 31, 2003, which were not incurred in the three months ended March 31, 2004. Headcount for general and administrative personnel decreased by 9 employees, a reduction of approximately 16%, from 58 employees at March 31, 2003 to 49 employees at March 31, 2004.

Non-cash compensation

        We have elected to follow the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees” for stock-based compensation granted to employees. Accordingly, compensation expense is recognized in our condensed consolidated statement of operations only when options are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant.

        Approximately 3,152,000 stock options were granted by us before our initial public offering in 2000, at a weighted average exercise price of $8.58. We record deferred stock compensation equal to the difference, if any, between the grant price and fair value of our common stock on the date of grant. We recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference, if any, between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options. For the three months ended March 31, 2003, we recorded amortization of deferred compensation of $76,000 and reversed excess amortization of deferred stock compensation due to termination of employees ($2,000), resulting in net expense of deferred compensation of $74,000. Deferred stock-based compensation was fully amortized as of December 31, 2003.

        In the first quarter of 2004, we accelerated options to purchase 12,500 shares of common stock to one officer who left Nuance on February 9, 2004. In connection with this acceleration, we recorded $73,000 as Non-cash stock-based compensation expense, which was calculated by taking the difference between the fair value of the common stock on the date of acceleration less the option exercise price times the number of options accelerated, in our condensed consolidated statement of operations for the quarter ended March 31, 2004.

Restructuring credits

        For the three months ended March 31, 2004, the restructuring credit of $41,000 resulted from the partial reversal of the severance accrual recorded for the restructuring plan during the three month period ended March 31, 2003. The severance was fully paid as of March 31, 2004.

        For the three months ended March 31, 2003, the restructuring credit of $943,000 resulted from a refund received related to an asset impairment previously recorded for tenant improvement costs for the building we do not occupy, following the landlord’s reconciliation of tenant improvement costs.

Interest and Other Income, Net

        Interest and other income, net, consists primarily of interest income earned on cash and cash equivalents, short-term and long-term investments, interest expense, currency gain (loss) related to the remeasurement of certain balance sheet accounts, and other miscellaneous items.

        The decrease in interest and other income, net was mainly caused by the reduction of interest income, resulting from lower cash balances and decreased interest rates.

Benefit from Income Taxes

        For the three months ended March 31, 2004 and 2003, we recorded a tax provision of $95,000 and $86,000, respectively, mainly related to our international subsidiaries. These were offset by credits of approximately $192,000 and $150,000, respectively, due to the recognition of research and development tax credits from our Canadian operations.

Liquidity and Capital Resources

Overall

        As of March 31, 2004, we had cash and cash equivalents of $46.4 million and short-term investments of approximately $59.5 million. We believe that our current cash, cash equivalents, short-term investment and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs through at least the next 12 months.

        We have incurred losses since our inception, including a net loss of approximately $2.6 million for the three months ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of approximately $260.8 million.

Cash, cash equivalents and short-term investments

        Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency notes and bonds, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by March 31, 2005.

        The decrease in cash, cash equivalents and short-term investments in the three months ended March 31, 2004 was primarily due to the use of cash for our operating activities. The largest use of cash from investing activity was $15.2 million for purchase of investments, offset by the maturities of certain portion of investments of $22.3 million. The largest generation of cash from financing activity was the proceeds of $0.3 million through the exercise of stock options.

Net cash used in operating activities

        Our operating activities used cash of $0.3 million and $5.2 million during the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004, accounts receivables generated cash of $4.4 million, increasing $3.5 million from $0.9 million for the three months ended March 31, 2003. This was mainly due to improved collection cycles and lower revenues towards the end of the three months ended March 31, 2004. Restructuring accrual used cash of $2.4 million and $2.7 million for the three months ended March 31, 2004 and 2003, respectively, primarily due to Pacific Shore lease payments and cash paid out for the severance resulting from the restructuring actions taken in 2001, 2002 and 2003. Provision for doubtful accounts decreased $0.5 million due to better collection and improved customer credit management and prepaid expenses increased approximately primarily due to the prepayment of insurance expenses.

Net cash provided by investing activities

        Our investing activities provided cash of $6.2 million and $5.1 million for the three months ended March 31, 2004 and 2003, respectively. The use of cash for investing activities was primarily the purchase of investments, offset by the maturities of certain portion of investments. Another use of cash was related to the purchase of property and equipment. Investments in property and equipment increased slightly from $0.6 million for the three months ended March 31, 2003 to $0.9 million for the three months ended March 31, 2004, primarily resulting from an internal software upgrade of our financial reporting system.

Net cash provided by financing activities

        Our financing activities generated cash of $0.3 million and nil for the three months ended March 31, 2004 and 2003, respectively. Net cash provided by financing activities in 2004 related primarily to the proceeds from the exercise of stock options.

Contractual commitments

        In May 2000, we entered into a Pacific Shore lease for the new headquarters facility. The lease has an eleven-year term, which began in August 2001. In conjunction with the April 2001 restructuring plans, we decided not to occupy this new leased facility. The monthly cash payment for the Pacific Shore lease was approximately $600,000. For the year ended December 31, 2003, we lowered the estimates for the expected sublease rental rates. This evaluation resulted in recording an additional lease loss of $10.4 million. For the three months ended March 31, 2004, we reviewed our earlier estimate for the sublease loss and estimated that there may be an additional 12 months that the property will remain vacant. The future minimum lease payments table referenced above does not include common area maintenance charges or estimated sublease income, as there are no sublease commitments as of March 31, 2004.

        We have contractual commitments for non-cancelable operating leases. We provide letters of credit as guarantees on these leases. The letter of credits underlying amount are presented as “Restricted cash” on condensed consolidated balance sheet. As of March 31, 2004, restricted cash balance was $11.1 million. It consisted of a $10.9 million certificate of deposit required by the landlord as a rent deposit for our Pacific Shore lease in California and $228,000 related to our Montreal lease. Except for this, we had no material guarantees or commitments.

        As of March 31, 2004, we have no capital lease obligations. Capital lease obligations previously recorded have been fully paid.

        We have recorded a lease loss related to future lease commitments of our Pacific Shores lease, net of expected sublease income. However, as a result of the condition of the San Francisco Bay Area commercial real estate market, we may be required to periodically reevaluate the components of the expected sublease income, because it affects the estimated lease loss for the unoccupied leased facility. Specifically, we are required to reevaluate the time that it might take to sublease this unoccupied facility, as well as the expected sublease rates. This evaluation may result in additional lease losses.

Off Balance Sheet Arrangements

        In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. These non-cancelable purchase obligations for materials were not material as of March 31, 2004.

Capital expenditures

        Our capital requirements depend on numerous factors. We may continue to report significant quarterly operating losses resulting in future negative operating cash flows. As of March 31, 2004, we do not plan to spend more than $3.5 million on capital expenditures in the next 9 months. We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

Code of Business Conduct and Ethics

        We maintain a code of business conduct and ethics for directors, officers and employees, and will promptly disclose any waivers of the code for directors or executive officers. Our code of business practices addresses conflicts of interest, confidentiality, compliance with laws, rules and regulations (including insider trading laws), and related matters.

RISK FACTORS

Investing in our common stock involves a high degree of risk.  The risks described below are not the only ones facing our company.  Additional risks not presently known to us, or that we deem immaterial, may also impair our business operations.  Any of the following risks could materially adversely affect our business, operating results and financial condition.

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

— delays in the negotiation and documentation of orders, particular large orders and orders from large companies;

— the amount and timing of our expenses; and

— the utilization rate of our professional services personnel, which is dependent upon acquisition of new projects as large scale, multi-quarter projects near completion.

Due in part to these factors, and because the market for our software is relatively new and rapidly changing, and our business model is evolving, our ability to accurately forecast our quarterly sales is limited. In addition, most of our costs are relatively fixed in the short term, even as we endeavor to manage these costs. We do not know whether our business will grow rapidly enough to absorb our expenses. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. As a result, our quarterly operating results could fluctuate significantly and unexpectedly from quarter to quarter.

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

We derive a significant portion of our revenue in each period from a limited number of direct and indirect customers. We expect that a small number of customers with significant orders for software product and professional services will continue to account for a substantial portion of our revenue in any given period. Generally, customers who make significant purchases from us are not expected to make subsequent, equally large purchases in the short term, and therefore we must attract new customers or new significant orders from other customers in order to maintain or increase our revenues in future quarters. If we experience delays or cancellations in orders from a major customer, if an anticipated sale is not made or is deferred, if our professional services team does not complete the work on large projects ratably over one or more quarters or if we fail to regularly obtain major new customers, our revenue in a given period could be impacted negatively and our business could be harmed.

WE DEPEND UPON THIRD-PARTY RESELLERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF KEY THIRD-PARTY RESELLERS, OR A DECLINE IN THIRD-PARTY RESELLERS’ RESALE OF OUR PRODUCTS AND SERVICES, COULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUE.

The percentage of our revenue obtained through indirect sales was 74% in 2002, 58% in 2003, and was 65% in the first quarter of 2004. Although this percentage may decrease in the future, we intend to continue to rely on third-party resellers for a substantial portion of our future sales. As a result, our revenues are dependent upon the viability and financial stability of our third-party resellers, as well as upon their continued interest and success in selling our products. In addition, some of our third-party resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a significant third-party reseller or our failure to develop new and viable third-party reseller relationships could limit our ability to sustain and grow our revenue. Furthermore, expansion, or changes in the focus of a portion, of our internal sales force, in an effort to increase third-party reseller sales or replace the loss of a significant third-party reseller, could require increased management attention and higher expenditures.

Our contracts with third-party resellers do not require a third-party reseller to purchase our products or services. In fact, many of the third-party resellers with whom we do business offer the products of some of our competitors, as well as our products. We cannot guarantee that any of our third-party resellers will continue to market our products or devote significant resources to doing so. In addition, although we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships may have been adversely affected by the introduction of our own platform product or our direct sales activities, which may have an unfavorable impact on revenue from certain third-party resellers. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party resellers in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party resellers and our business, and result in decreased sales through third-party resellers or threatened or actual litigation. If our third-party resellers do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party resellers possess confidential information concerning our products and services, product release schedules and sales, marketing and third party reseller operations. Although we have nondisclosure agreements with our third-party resellers, we cannot guarantee that any third-party reseller would not use our confidential information to compete with us.

SPEECH SOFTWARE PRODUCTS GENERALLY, AND OUR PRODUCTS AND SERVICES IN PARTICULAR, MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE, WHICH COULD REQUIRE US TO MODIFY OUR SALES AND MARKETING EFFORTS AND COULD LIMIT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

The market for speech software products is relatively new and rapidly changing. In addition, some of our products are new to the market or, once released, will be new to the market. Our ability to increase revenue in the future depends on the acceptance by our customers, third-party resellers and end users of speech software solutions generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs and deployment time and risks of this relatively new technology, as well as the reluctance of enterprises that have invested substantial resources in existing call centers or touch-tone-based systems to replace their current systems with our products. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of voice interface software in general and our products in particular. We may need to modify or increase our sales and marketing efforts, or adopt new marketing strategies, to achieve such education. If these efforts fail, prove excessively costly or otherwise unmanageable, or if speech software generally does not achieve commercial acceptance, our business could be harmed.

The continued development of the market for our products will depend upon the following factors, among others:

— acceptance by businesses of the benefits of speech technology;

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

— adoption of industry standards for speech software and related technologies; and

— continuing improvements in hardware and telephony technology that may reduce the costs and deployment time of speech software solutions.

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

Speech products often require a significant expenditure by a customer. Accordingly, a customer’s decision to purchase our products typically requires a lengthy pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend substantial sales, technical, marketing and management resources in such efforts. Because of the length of the evaluation period, we are likely to experience a delay, occasionally significant, between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures. Furthermore, the incurring of such expenditures may not result in a sale of our products.

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

USE OF OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST OUR CUSTOMERS OR US COULD BE COSTLY TO US. SUCH CLAIMS COULD ALSO SLOW OUR SALES CYCLE OR MARKET ADOPTION GENERALLY.

The software industry in general, and the field of speech and voice technologies in particular, are characterized by the existence of a significant number of patents. Litigation and threats of litigation based on allegations of patent infringement and the violation of intellectual property rights are normal in software markets and appear to be increasing. We attempt to avoid infringing known proprietary rights of third parties. However, we may be subject to claims and legal proceedings for alleged infringement of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, with respect to our products either by our customers or us. In addition, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us.

We typically indemnify our customers against claims by third parties that our products infringe their intellectual property rights. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention to our business and require us and our customers to enter into royalty or license agreements that are costly and otherwise disadvantageous to us. Any such claims could also require us to defend our customer against the claim and indemnify our customer for all of its damages as a result of the claim. Any of these effects could have a material adverse effect on our business and results of operations. Further, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. These types of claims could also slow our sales cycle and/or market adoption generally with respect to the affected product, which could harm our business. We may be increasingly subject to infringement claims as the number and features of our products grow, we extend our speech application business and the speech market grows.

We understand that holders of a substantial number of patents have alleged that certain of their patents cover a wide range of automated services in the call center and computer telephony areas. We believe that one of such holders has sent letters to many providers of such automated services, including some of our customers, suggesting that a license under its portfolio is required in order to provide the automated services. That holder has also sued a number of such entities, alleging patent infringement. A number of the entities against which that holder has made such claims have entered into license agreements with respect to the holder’s patents. None of our customers have notified us that any of such holders has claimed that any of our products or service deliverables infringes any claims of any of its patents. Nor have any of such holders made any such claim against us. It is possible, however, that one or more of our customers, in response to an infringement claim by any of such holders, might assert indemnity rights against us, whether or not meritorious. It is also possible that one or more of such holders might make a claim against us directly, even if not meritorious. The costs associated with resolving any such disputes, regardless of the legal outcome, could be substantial and could materially and adversely affect our operating results.

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses aggregating in excess of $260 million since our inception, including a net loss of approximately $19.3 million for the fiscal year ended December 31, 2003 and a net loss of approximately $2.6 million for the first quarter ended March 31, 2004. We expect to continue to spend significant amounts to develop and enhance our products, services and technologies and to enhance our delivery capabilities. As a result, we will need to generate increasing revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. No assurances can be given that we will be profitable or have positive cash flow at any time in the future.

SALES TO CUSTOMERS OUTSIDE THE UNITED STATES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

International sales represented approximately 39% of our total revenue in 2003 and approximately 40% of our total revenue for the first quarter of 2004. We anticipate that revenue from markets outside the United States will continue to represent a meaningful portion of our total revenue for the foreseeable future. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

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

—the impact of foreign exchange translations on the expense of our foreign operations; and

— a limited ability, and significant costs, to enforce agreements, intellectual property rights and other rights in most foreign countries.

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

WE COULD BE ADVERSELY IMPACTED BY THE NEED FOR AN INCREASE IN OUR RESTRUCTURING ACCRUAL FOR OUR PACIFIC SHORES FACILITY

A significant portion of our restructuring accrual is represented by a lease loss created by our decision not to occupy our leased Pacific Shores facility. The accrual assumptions for such loss are based upon estimates of real estate market conditions and values. These market conditions are subject to wide fluctuations, and market values could decline further, which may require an additional restructuring accrual. We have attempted to sublease the Pacific Shores facility, but, to date, have not been successful in those efforts. There can be no assurances that we will be able to sublease the facility at a lease rate approximating our estimate of its lease value, or at all. If we are unable to sublease, we may have to record an additional restructuring charge of up to $40 milion, which represents the sublease income we have estimated to receive, over the remaining life of the lease of approximately eight years.

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain these key employees. We cannot guarantee that we will be able to retain all key personnel. Other than Charles Berger, our President, none of our key technical or senior management personnel have employment agreements with us, and, as a result, are more likely to leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacing them could be difficult and costly. If we are not able to successfully and rapidly replace such personnel, our business could be materially harmed. We do not have key personnel life insurance policies covering any of our employees.

OUR FAILURE TO SUCCESSFULLY RESPOND TO AND MANAGE RAPID CHANGE IN THE MARKET FOR SPEECH SOFTWARE COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS. IT IS ESSENTIAL THAT WE CONTINUE TO DEVELOP NEW PRODUCTS THAT ACHIEVE COMMERCIAL ACCEPTANCE.

The speech software industry is relatively new and rapidly changing. Our future success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing third-party reseller and end-user requirements and incorporate technological advancements, such as products that speed deployment and accelerate customers’ return on investment, as well as achieve commercial acceptance. Commercial acceptance of new products and technologies we may introduce will depend, among other things, on: the ability of our services, products and technologies to meet and adapt to the needs of our target markets; the performance and price of our products and services and our competitors’ products and services; and our ability to deliver speech solutions, customer service and professional services directly and through our third-party resellers. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, we may be unable to retain existing customers or attract new customers, which could materially harm our business. In addition, as we develop new products, sales of existing products may decrease. If we cannot offset a decline in revenue from existing products with sales of new products, our business would be adversely affected.

SPEECH PRODUCTS ARE NOT 100% ACCURATE AND WE COULD BE SUBJECT TO CLAIMS RELATED TO THE PERFORMANCE OF OUR PRODUCTS. ANY CLAIMS, WHETHER SUCCESSFUL OR UNSUCCESSFUL, COULD RESULT IN SIGNIFICANT COSTS AND COULD DAMAGE OUR REPUTATION.

Speech recognition natural language understanding and authentication technologies, including our own, are not able to perform accurately in every instance. Our customers, including several financial institutions, use our products to provide important services to their customers, including transferring funds to accounts and buying and selling securities. Any misrecognition of voice commands or incorrect authentication of a user’s voice in connection with these financial or other transactions could result in claims against our customers or us for losses incurred. Although our contracts usually contain provisions designed to limit our exposure to such liability claims, a claim brought against us based on misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management’s attention, result in costly litigation and harm our reputation. If any such claim is successful, we could be exposed to an award of substantial damages and our reputation could be harmed greatly. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of limitations of liability, disclaimers of warranty or other protective provisions contained in our contracts.

WE MAY INCUR A VARIETY OF COSTS TO ENGAGE IN FUTURE ACQUISITIONS OF COMPANIES, PRODUCTS OR TECHNOLOGIES, AND THE ANTICIPATED BENEFITS OF THOSE ACQUISITIONS MAY NEVER BE REALIZED.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company. In February 2001, we acquired non-exclusive intellectual property rights from a third-party. For the year ended December 31, 2001, we performed an impairment analysis and determined that our asset related to the SpeechFront acquisition was impaired and was subsequently written down to its estimated fair value. Any future acquisitions of companies or technologies would be accompanied by risks such as:

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

— increases in the risk of claims against us, related to the intellectual property we acquire;

— maintenance of uniform standards, controls, procedures and policies; and

— impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future. Our inability to integrate successfully any business, products, technologies or personnel we may acquire in the future could materially harm our business.

WE ARE EXPOSED TO THE LIQUIDITY PROBLEMS OF OUR CUSTOMERS. WE MAY HAVE DIFFICULTY COLLECTING AMOUNTS OWED TO US.

Certain of our customers and third-party resellers have experienced, and may in the future experience credit-related issues. We perform ongoing credit evaluations of customers, but do not require collateral. We grant payment terms to most customers ranging from 30 to 90 days. However, in some instances we may provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers and our business, operating results and financial condition could be adversely impacted.

DUE TO CHANGED REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES.

We currently account for the issuance of stock options under APB No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board has issued an exposure draft that requires companies to include a compensation expense in their statement of operations relating to the issuance of employee stock options. The change in accounting for stock options is presently anticipated to become effective for public companies in the first fiscal year beginning after December 15, 2004. As a result, we could decide to decrease the number of employee stock options that we would grant. This could affect our ability to retain existing employees and attract qualified candidates for open positions, and increase the cash compensation we would have to pay to them. Conversely, issuing a number of stock options comparable to the number we have issued in the past to new or existing employees could adversely impact our results of operations under the new accounting requirements, once they take effect.

INTERNATIONAL SALES OPPORTUNITIES MAY REQUIRE US TO DEVELOP LOCALIZED VERSIONS OF OUR PRODUCTS. IF WE ARE UNABLE TO DO SO TIMELY, OUR ABILITY TO GROW OUR INTERNATIONAL REVENUE AND EXECUTE OUR INTERNATIONAL BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED.

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

Monitoring infringement and misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we license our products internationally, and the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

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

— our Shareholder Rights Plan adopted in December 2002;

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND AN ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we, or our customers, may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. If such interruption became lengthy or occurred repeatedly, it could adversely affect our ability to conduct operations, which could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and result in lost revenue, any of which could substantially harm our business and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following section describes our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This section contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in the risk factors section of this Report on Form 10-Q. We believe there have been no significant changes in our market risk exposures during the three months ended March 31, 2004 as compared to what was previously disclosed in our annual report on Form 10-K for the year ended December 31, 2003.

Foreign Currency Exchange Rate Risk

        To date, almost all of our recognized revenues have been denominated in U.S. dollars, with a majority of revenues coming from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and services revenues derived from international markets may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we can not assure that exchange rate fluctuations will not adversely affect our financial results in the future.

Interest Rate Risk

        As of March 31, 2004, we had cash, cash equivalents and short-term investments of $105.9 million. Interest rates are presently at the historic lows. In the event that rates increase in the future, any subsequent decline in interest rates over time would materially reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents and short-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

        Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) as of the end of the period covered by this quarterly Report on Form 10-Q, our principal executive officer and our principal financial officer have conducted that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Except as described below, there has been no change in our internal control over financial reporting that occurred during the period covered by this Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our financial reporting.

        As previously reported, during the preparation of our consolidated financial statements for the year ended December 31, 2003, we discovered that our pro-forma footnote disclosures required by FAS No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, with respect to the fair value of its stock-based awards for the year ended December 31, 2003 and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, were not calculated correctly. We have corrected the disclosure for the quarter ended Mach 31, 2003, as described in Note 2 of Notes to the condensed consolidated financial statements included in this Report on Form 10-Q. In response to the discovery of this calculation error during the first quarter of 2004, we have implemented processes and procedures intended to ensure that this calculation error is not repeated.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On April 8, 2004, the Company was served with a civil complaint filed by Voice Capture, Inc. against the Company in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which also names as defendants Intel Corporation and Dialogic Corporation, alleges that certain software and services of the Company infringe upon certain claims contained in U.S. Patent No. Re 34,587 (“Interactive Computerized Communications Systems with Voice Input and Output”). The plaintiff is seeking unspecified damages. The Company is currently investigating the allegations raised in the Complaint. However, the Company believes that the allegations of the Complaint are without merit and intends to defend the litigation vigorously.

        In August 2001, the first of a number of complaints was filed, in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased the Company’s stock between April 12, 2000, and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and some of directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against the Company. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including the Company) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including finalization of appropriate documentation and approval of the Court. The settlement is not expected to have any material impact upon the Company, as payments, if any, are expected to be made by insurance carriers, rather than by the Company. In the event a settlement is not concluded, the Company intends to defend the litigation vigorously. The Company believes that it has meritorious defenses to the claims against itself.

        In 2001, putative shareholder derivative actions were filed in the California state, alleging breaches of fiduciary duty and insider trading by several of the Company’s directors and officers. As the Company is named as a nominal defendant, the actions did not appear to seek any recovery against the Company. The Court approved the settlement and dismissal of these actions in November 2003. The settlement did not require any payments by the Company.

        In March 2001, the first of a number of stockholder class action complaints were filed, in the United States District Court for the Northern District of California, against the Company and certain of its officers and directors. The lawsuits were consolidated and an amended complaint was filed on behalf of a purported class of people who purchased the Company’s stock during the period January 31, 2001, through March 15, 2001, alleging false and misleading statements and insider trading in violation of the federal securities laws. The plaintiffs were seeking unspecified damages. In November 2003, the Court approved a settlement and dismissal of the action. The settlement was funded entirely by the Company’s insurers in August and September 2003.

        In January 2001, the Company filed an opposition proceeding in the European community against a Community Trade Mark application for NUANCE, owned by Nuance Global Traders, Ltd. The opposition is still pending. The parties have agreed upon a settlement, which will become final upon, among other things, completion of final settlement documents.

        In addition, The Company is subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

* Incorporated by reference to the registrant’s Registration Statement on Form S-1 (File no. 333-96217) as declared effectively by the Securities and Exchange Commission on February 4, 2000.

** Incorporated by reference to the Company’s Form 8-K (file No. 000-30203), as filed on December 13, 2002.

(b) Reports on Form 8-K

Date Furnished	Item No.	Description
January 27, 2004***	Items 7 and 12	On Janaury 27, 2004, the Company furnished a report on Form 8-K to report under Item 12 its financial results for the quarter and fiscal year ended December 31, 2003, and to list under Item 7 a press release furnished with the filing. The Company's statement of operations and balance sheet for the quarter and fiscal year ended December 31, 2003 were included with the press release that is an exhibit to the report

*** This furnished 8-K shall not be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.
(Registrant)

Date: May 7, 2004	By: /s/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer

End of Filing