Form 10-Q
period 2004-06-30
NUANCE COMMUNICATIONS
filed 2004-08-09
CIK 1102556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

35,530,000 shares of the registrant’s common stock, $0.001 par value, were outstanding as of June 30, 2004.

NUANCE COMMUNICATIONS,INC. & SUBSIDIARIES

FORM 10-Q, JUNE 30, 2004

i

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 56,730	$ 40,206
Short-term investments	42,331	66,599
Accounts receivable, net of allowance for doubtful accounts of $553 and $837, respectively	11,366	13,934
Prepaid expenses and other current assets	4,231	4,246

Total current assets	114,658	124,985
Property and equipment, net	4,573	3,937
Intangible assets, net	786	993
Restricted cash	11,136	11,113
Long-term investments	2,294	--
Other assets	459	469

Total assets	$ 133,906	$ 141,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,407	$ 1,086
Accrued vacation	1,790	1,513
Accrued liabilities	5,732	5,407
Current portion of deferred revenue	6,754	7,731
Current portion of restructuring accrual	9,253	9,554
Current portion of capital lease	--	33
Total current liabilities	24,936	25,324
Long-term deferred revenue	288	699
Long-term restructuring accrual	39,221	42,891
Other long-term liabilities	27	22
Total liabilities	64,472	68,936
Commitments (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value, 250,000 shares authorized; 35,530,000 shares and 34,995,000 shares issued and outstanding, respectively	35	35
Additional paid-in capital	331,282	329,975
Accumulated other income	517	748
Accumulated deficit	(262,400)	(258,197)
Total stockholders’ equity	69,434	72,561
Total liabilities and stockholders’ equity	$ 133,906	$ 141,497

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
License	$7,169	$6,236	$12,672	$12,314
Service	3,412	3,626	6,974	6,437
Maintenance	3,812	3,062	7,449	5,736

Total revenue	14,393	12,924	27,095	24,487

Cost of revenue:
License	140	84	228	180
Service (1)	2,374	2,521	5,027	4,965
Maintenance (1)	718	634	1,442	1,280

Total cost of revenue	3,232	3,239	6,697	6,425

Gross profit	11,161	9,685	20,398	18,062

Operating expenses:
Sales and marketing (1)	7,516	7,291	13,790	14,353
Research and development (1)	3,740	3,972	7,913	7,827
General and administrative (1)	1,827	3,005	3,523	6,139
Non-cash stock-based compensation	--	(88)	73	(14)
Restructuring credit	--	--	(41)	(943)
Total operating expenses	13,083	14,180	25,258	27,362
Loss from operations	(1,922)	(4,495)	(4,860)	(9,300)
Interest and other income, net	306	253	540	719

Loss before income taxes	(1,616)	(4,242)	(4,320)	(8,581)
Benefit from income taxes	(20)	(1,575)	(117)	(1,639)

Net loss	$(1,596)	$(2,667)	$(4,203)	$(6,942)

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.12)	$(0.20)
Shares used to compute basic and diluted net loss per share	35,386	34,375	35,226	34,272
(1) Excludes non-cash stock-based compensation as follows:
Service and maintenance cost of revenue	$--	$(13)	$--	$(5)
Sales and marketing	--	(18)	--	(7)
Research and development	--	(46)	73	(16)
General and administrative	--	(11)	--	14
Total non-cash stock-based compensation	$--	$(88)	$73	$(14)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,203)	$(6,942)
Adjustments to reconcile net loss to net cash used in operating activites
Depreciation and amortization	1,523	2,356
Non-cash stock-based compensation	73	(14)
Provision for doubtful accounts	(225)	(8)
Changes in operating assets and liabilities:
Accounts receivable	2,793	(2,922)
Prepaid expenses, other current assets and other assets	25	(445)
Accounts payable	321	(279)
Accrued liabilities and other current and long-term liabilities	574	(644)
Restructuring accrual	(3,971)	(5,333)
Deferred revenue	(1,388)	(1,162)
Net cash used in operating activities	(4,478)	(15,393)
Cash flows from investing activities:
Purchase of investments	(34,259)	(61,630)
Maturities of investments	56,151	58,628
Purchase of property and equipment	(1,952)	(867)
Decrease in restricted cash	(23)	(29)
Net cash provided by (used in) investing activities	19,917	(3,898)
Cash flows from financing activities:
Proceeds from exercise of stock options	382	49
Proceeds from employee stock purchase plan	852	510
Net cash provided by financing activities	1,234	559
Effect of exchange rate fluctuations on cash and cash equivalent	(149)	349
Net increase (decrease) in cash and cash equivalents	16,524	(18,383)
Cash and cash equivalents, beginning of period	40,206	43,771
Cash and cash equivalents, end of period	$56,730	$25,388
Suplementary disclosures of cash flow information:
Cash paid during the priod for:
Interest	$2	$3
Income taxes	$190	$354
Suplementary disclosures of non-cash transactions:
Unrealized loss on available-for-sale securities	$(82)	$(91)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     ORGANIZATION AND OPERATIONS

        Nuance Communications, Inc. (together with its subsidiaries, the “Company”) was incorporated in July 1994 in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware to develop, market and support software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. The Company’s software product lines consist of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of third-party resellers, original equipment manufacturers (“OEM”) and system integrators and directly to end users.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared under accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these instructions and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position as of June 30, 2004 and December 31, 2003, the consolidated results of operations for the three and six months ended June 30, 2004 and 2003 and cash flow for the six months ended June 30, 2004 and 2003. The results for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2004.

        Principles of Consolidation

        The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated.

        Use of Estimates

        The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allowance for doubtful accounts, restructuring accrual, income taxes, contingencies and percentage of completion estimates of certain revenue contracts. Actual results could differ from those estimates.

        Certain Significant Risks and Uncertainties

        The Company operates in a dynamic and highly competitive industry and believes that any of the following potential factors could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: the volatility of, and rapid change in, the speech software industry; potential competition, including competition from larger, more established companies with better or less expensive products or services; the Company’s dependence on key employees for technology and support; the Company’s failure to adopt, or develop products based on, new industry standards; changes in the overall demand by customers and consumers for speech software products generally, and for the Company’s products in particular; changes in, or the loss of, certain strategic relationships (particularly reseller relationships); the loss of a significant customer(s) or order(s); litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; the Company’s inability to protect its proprietary intellectual property rights; adverse changes in domestic and international economic and/or political conditions or regulations; the Company’s inability to attract and retain employees necessary to support growth; liability with respect to the Company’s software and related claims if such software is defective or otherwise does not function as intended; a lengthy sales cycle, which could result in the delay or loss of potential sales orders; seasonal variations in the Company’s sales, due to patterns in the budgeting and purchasing cycles of our customers; the Company’s inability to manage its operations and resources in accordance with market conditions; the need for an increase in the Company’s restructuring accrual for the Pacific Shores facility; the failure to realize anticipated benefits from any potential acquisition of companies, products, or technologies; the Company’s inability to collect amounts owed to it by its customers; and the Company’s inability to develop localized versions of its products to meet international demand.

        Revenue Recognition

                Revenues are generated from licenses, services and maintenance. All revenues generated from the Company’s worldwide operations are approved at its corporate headquarters, located in the United States. The Company applied the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. The Company also recognize some revenue based on SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Emerging Issues Task Force (“EITF”) Issue No. 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.

                The Company’s license revenue consists of license fees for our software products. The license fees for the Company’s software products are calculated primarily by determining the maximum number of calls that may be simultaneously connected to its software.

                For licensed products requiring significant customization, the Company recognizes license revenue using the percentage-of-completion method of accounting over the period that services are performed. For all license and service agreements accounted for under the percentage-of-completion method, the Company determines progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, these losses have not been significant. Costs incurred in advance of billings are recorded as costs incurred exceed the related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as deferred revenue. Revenue recognized in any period is dependent on the Company’s percentage completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours required to complete the project. Any changes in or deviation from these estimates could have a material effect on the amount of revenue the Company recognizes in any period.

                For licensed products that do not require significant customization of components, the Company recognizes revenue from the sale of software licenses when:

    .        persuasive evidence of an arrangement exists;

    .        the software and corresponding authorization codes have been delivered;

    .        the fee is fixed and determinable;

    .        collection of the resulting receivable is probable.

                The Company uses a signed contract and either 1) a purchase order, 2) an order form or 3) a royalty report as evidence of an arrangement.

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

                The Company considers the fee to be fixed and determinable when the price is not subject to refund or adjustments.

                The Company assesses whether collection of the resulting receivable is probable based on a number of factors, including the customer’s past payment history and current financial position. If the Company determines that collection of a fee is not probable, the Company defers recognition of the revenue until the time collection becomes reasonably assured, which is upon receipt of the cash payment.

                The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if Vendor Specific Objective Evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the price charged when the element is sold separately, or if not yet sold separately, is established by authorized management. In situations where VSOE of fair value for undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when VSOE of fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and VSOE of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from third-party resellers is recognized when product has been sold through to an end user and such sales have been reported to the Company. However, certain third-party reseller agreements include time-based provisions on which the Company bases revenue recognition, in these instances, there is no right of returns possible.

                The timing of license revenue recognition is affected by whether the Company performs consulting services in the arrangement and the nature of those services. In the majority of cases, the Company either performs no consulting services or the Company performs services that are not essential to the functionality of the software. When the Company performs consulting and implementation services that are essential to the functionality of the software, the Company recognizes both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP No. 81-1; however, judgment is required in determining the percentage of the project that has been completed. Revenue recognized from such contracts were $0.8 million and $0.9 million for the three and six months ended June 30, 2004, respectively, and $1.3 million and $1.3 million for the three and six months ended June 30, 2003, respectively.

                Service revenue consists of revenue from providing consulting, training and other revenue. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses incurred and recognized, in accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, the Company requires 1) a signed contract, 2) statement of work and 3) purchase order or order form prior to recognizing any services revenue. The Company’s consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, the Company recognizes revenue using the percentage of completion method. For time-and-materials contracts, the Company recognizes revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

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

            The Company’s standard payment terms are generally net 30 to 90 days from the date of invoice. Thus, a significant portion of the Company’s accounts receivable balance at the end of a quarter is comprised of revenue from that quarter.

        Restructuring and Asset Impairment Charges

        The Company accrues for restructuring costs when management approves and commits to a firm plan. Historically the main components of the Company’s restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges are accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions are made relating to the (1) time period over which the building would remain vacant (2) sublease terms and (3) sublease rates. The Company establishes the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates are derived using the guidance provided in Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges”, EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and Statement of Financial Accounting Standards (“SFAS”) No.146 “Accounting for Costs Associated with Exit or Disposal Activities”. These reserves are based upon management’s estimate of the time required to sublet the property and the amount of sublet income that may be generated between the date the property is not occupied and expiration of the lease for the unoccupied property. These estimates are reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates.

        Valuation Allowance for Doubtful Accounts

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based on a percentage of its accounts receivable, the historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company’s expectations and appropriate reserves have been established, the Company cannot guarantee that it will continue to experience the same credit loss rates that the Company has experienced in the past. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

         Income Taxes

        In preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposures together with assessing tax credits and temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheet. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company includes an expense within the tax provision in its condensed consolidated statement of operations.

        Significant management judgment is required in determining the Company’s provision for income taxes, income tax credits, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of the utilization of certain net operating loss carry forwards and foreign tax credits before they expire. The valuation allowance is based on estimates of taxable income by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could impact the Company’s financial position and results of operations.

        Valuation of Long-lived Assets

        The Company has assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets”. SFAS No.144 superceded SFAS No. 121, “Accounting for the impairment or Disposal of Long-lived Assets” in 2002. The Company assesses whether it will recognize the future benefit of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144. The Company assesses the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which became effective in 2002. For assets to be held and used, including acquired intangibles, the Company initiates its review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

        It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of June 30, 2004, the Company has no goodwill balance and no impairment of intangibles was recorded.

        Software Development Costs – Software to be Sold

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

        Software Development Costs – Internal Use

        The Company purchased software for internal use during the six months ended June 30, 2004. Therefore, external direct costs of software development and payroll and payroll related costs incurred for time spent on the project by employees directly associated with the development, are capitalized after the “preliminary project stage” is completed. Accordingly, the Company had capitalized $1.0 million and $0 related to the software development for internal use as of June 30, 2004 and December 31, 2003, respectively.

         Comprehensive Loss

        The Company reports comprehensive loss by major components and in a single total, the change in its net assets from non-owner sources, which for the Company is foreign currency translation adjustments and changes in unrealized gains and losses on investments.

        The following table presents the components of comprehensive loss for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(1,596)	$(2,667)	$(4,203)	$(6,942)
Unrealized loss on investments	(96)	(63)	(82)	(91)
Foreign currency translation gain (loss)	(146)	194	(149)	349
Comprehensive loss	$(1,838)	$(2,536)	$(4,434)	$(6,684)

        Stock-based Compensation.

        The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Stock-based compensation is amortized under SFAS No. 123 under the straight line method. The Company adopted the disclosure-only provisions of SFAS No. 123.

        Pro forma net loss and net loss per share information, as required by SFAS No. 123, have been determined as if the Company had accounted for all employee stock options granted, including shares issued to employees under the Employee Stock Purchase Plan, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,596)	$(2,667)	$(4,203)	$(6,942)
Add: Stock-based employee compensation expense (benefit)included in net loss	--	(88)	73	(14)
Less: Total stock-based employee compensation expense under fair value method for all awards	(7,086)	(8,945)*	(15,307)	(17,741)*
Pro forma net loss	$(8,682)	$(11,700)	$(19,437)	$(24,697)

Basic and diluted net loss per share - as reported	$(0.05)	$(0.08)	$(0.12)	$(0.20)
Basic and diluted net loss per share - pro forma	$(0.25)	$(0.34)*	$(0.55)	$(0.72)*

* Restated as described below

        As previously reported, during the preparation of our consolidated financial statements for the year ended December 31, 2003, we discovered that our pro-forma footnote disclosures required by SFAS No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, with respect to the fair value of our stock-based awards for the year ended December 31, 2002 and 2001 and for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, were not calculated correctly. Accordingly, such pro forma amounts for the three and six months ended June 30, 2003 presented above have been revised. The effect was to increase the pro forma net loss for the three and six months ended June 30, 2003 by $5.2 million and $10.4 million, respectively. This change did not impact the Company’s condensed consolidated financial position, results of operations, or cash flows for any of the periods presented.

         Reclassifications

        Certain amounts related to financial information presented in the accompanying condensed consolidated financial statements and related notes as of June 30, 2003 have been reclassified to conform to the presentation of the three and six months ended June 30, 2004.

3.      RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which was later revised in December 2003. FIN 46 addresses consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have interest in any variable interest entities as of June 30, 2004, and the adoption of FIN 46 did not have a material effect on the Company’s financial statements.

        In November 2003, the EITF reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure, for the fiscal years ending after December 15, 2003, with respect to requirements for securities classified as available-for-sale or held-to-maturity. Those additional disclosures have been incorporated into the accompanying footnotes. In March 2004, the EITF reached a final consensus on this issue, providing additional guidance that companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. This guidance is applicable for reporting periods beginning after June 15, 2004. The Company does not believe that adoption of this guidance, if it had been in effect with respect to its quarter ended June 30, 2004, would have had a material impact on the carrying value of its investments at June 30, 2004.

4.     NET LOSS PER SHARE

        Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from stock options and warrants are anti-dilutive due to the reported net loss. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. During the three and six months ended June 30, 2004 and 2003, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted loss per share in such periods, as their effect would have been anti-dilutive due to the net loss reported in such periods. The total number of shares excluded from diluted net loss per share was 10,184,377 shares and 9,941,505 shares for the three and six months ended June 30, 2004, respectively; The total number of shares excluded from diluted net loss per share were 9,751,000 shares and 9,394,000 shares for the three and six months ended June 30, 2003, respectively.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(1,596)	$(2,667)	$(4,203)	$(6,942)

Basic and diluted shares:
Weighted average shares of common stock outstanding	35,386	34,390	35,226	34,291
Less: weighted average shares of common stock subject to repurchase	--	(15)	--	(19)
Weighted average shares used to compute basic and diluted net loss per share	35,386	34,375	35,226	34,272
Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.12)	$(0.20)

5.      INVESTMENTS

                 All our investments are classified as available for sale at June 30, 2004 and December 31, 2003. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net.

                As required by EITF 03-01, “Temporary Impairment and Its Application to Certain Investments”, management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. The Company’s investments in debt instruments of publicly held companies are generally considered impaired when a decline in the fair value of an investment, as measured by quoted market prices, is less than its carrying value, and such a decline is not considered temporary. For both the six months ended June 30, 2004 and 2003, the Company has not recorded such an impairment. For all periods presented, realized gains and losses on available-for-sale investments were not material.

6.      INTANGIBLE ASSETS

          Information regarding the Company’s intangible assets follows (in thousands):

	As of June 30, 2004
	Gross amount	Accumulated amortization	Net	Remaining life
Purchased Technology	$2,618	$(2,069)	$549	20 months
Patents Purchased	375	(138)	237	39 months
Total	$2,993	$(2,207)	$786

	As of December 31, 2003
	Gross amount	Accumulated amortization	Net	Remaining life
Purchased Technology	$2,618	$(1,900)	$718	26 months
Patents Purchased	375	(100)	275	45 months
Total	$2,993	$(2,000)	$993

        As of June 30, 2004, total estimated amortization of the purchased technology and the patents is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2004 (remaining 6 months)	$206
2005	413
2006	117
2007	50
Total	$786

7.     GUARANTEES, WARRANTIES AND INDEMNITIES

         Guarantees

                As of June 30, 2004, the Company’s financial guarantees consist of standby letters of credit outstanding, representing the restricted cash requirements collateralizing the Company’s lease obligations. As of June 30, 2004, the maximum amount of potential future payments under the arrangements were $10.9 million related to the Company’s Pacific Shores lease in California and $228,000 related to the Company’s Montreal lease, totaling $11.1 million presented as restricted cash on the Company’s condensed consolidated balance sheets.

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

        Indemnifications to Officers and Directors

                The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Nuance. In addition, the Company has entered into separate indemnification agreements with each of its director and board-appointed officer and certain other of its employees. The agreements provide for indemnification of these directors, officers and employees under similar circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in its indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the estimated fair value for these obligations is zero on the condensed consolidated balance sheets as of June 30, 2004.

         Other Indemnifications

                As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to others with whom the Company enters into such contracts, such as defense and settlement of, or payment of judgments for, intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies its suppliers, contractors, lessors, lessees and others with whom the Company enters into contracts against loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities, the state of the assets and businesses that the Company may sell and other matters covered by such contracts, often up to a specified maximum amount. In addition, from time to time the Company also provides protection to these parties against claims related to undiscovered liabilities, product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material. At June 30, 2004, there were no claims for such indemnifications.

8.     RESTRUCTURING AND ASSET IMPAIRMENTS

Restructuring on Headcount Level

        The Company had approximately 309 full-time employees as of June 30, 2004. In 2001, the Company’s Board of Directors approved a restructuring plan to align the Company’s expenses with revised anticipated demand and create a more efficient organization. As a result, in 2001, the Company reduced its workforce by 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. In 2002, in conjunction with the January 2002 and August 2002 restructuring plans approved by its Board of Directors, the Company reduced its workforce by another 33 and 81 employees, respectively, primarily to realign the sales organization, to align the cost structure with changing market conditions and to create a more efficient organization. In August 2003, the Company reduced its general and administrative workforce by 9%, or 5 employees, to further realign the organization to its structure. The Company will continue to evaluate its resource and skills requirements and adjust its staffing appropriately, including by decreasing its workforce in some areas or functions. The Company may, in the future be required to increase its workforce to respond to changes or growth in its business, and as a result may need to expand its operational and human resources, as well as its information systems and controls, to support any such growth. Such expansion may place significant demands on the Company’s management and operational resources.

Restructuring Charges Based on Different Plans

Fiscal Year 2001

        In April 2001, with the approval of its Board of Directors, the Company implemented a restructuring plan to align its expenses with revised anticipated demand and to create a more efficient organization. In connection with the restructuring plan, the Company recorded a restructuring charge of $34.1 million for lease loss and severance costs and an asset impairment charge of $20.9 million on tenant improvements during the quarter ended September 30, 2001. The Company decreased the asset impairment charge by $0.5 million in the quarter ended December 31, 2001.

        In connection with the restructuring plan, the Company decided not to occupy a new leased facility. This decision has resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts to sublease the building, certain assumptions were made relating to the (1) time period over which the building will remain vacant, (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". The lease loss was increased in August 2002 and September 2003 as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc.).

        The Company recorded $1.5 million in restructuring costs for the year ended December 31, 2001 associated with severance and related benefits. The Company reduced headcount by approximately 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations.

Fiscal Year 2002

        In January 2002, with the approval of its Board of Directors, the Company implemented a restructuring plan to reduce its workforce. The restructuring was primarily to realign the sales and professional services structure. The Company recorded a restructuring charge of $1.3 million during the three months ended March 31, 2002, consisting primarily of payroll and related expenses associated with reducing headcount. This amount was paid out as of December 31, 2002.

        In August 2002, with the approval of its Board of Directors, the Company implemented a restructuring plan to reduce its worldwide workforce to realign its expense structure with near term market opportunities. In connection with the reduction of workforce, the Company recorded a charge of $2.6 million primarily for severance and related employee termination costs. It was fully paid off as of December 31, 2003. For the third quarter 2003, it also reversed an excess accrual for this restructuring plan, which resulted in the recording of $0.2 million as a credit to the restructuring charge line.

        The restructuring plan also included the consolidation of facilities through the closing of certain international offices that resulted in a charge of $0.7 million, which was fully paid out during the first quarter of 2004.

        In addition, in fiscal year 2002, the Company recorded an increase in its previously reported real estate restructuring accrual related to the new leased facility it does not occupy and which has not been subleased. This additional charge of $31.8 million resulted from an analysis of the time period during which the California property is likely to remain vacant and prospective sub-lease terms and sub-lease rates.

Fiscal Year 2003

        In the third quarter of 2003, the Company reviewed the earlier estimate for the lease loss for the unoccupied leased facility and the condition of the San Francisco Bay Area commercial real estate market. The Company estimated that it might take an additional 12 months to sublease this unoccupied facility. The Company also reduced the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $10.4 million, which was recorded as part of the restructuring charges.

        For the third quarter of 2003, the Company reduced its general and administrative workforce to realign the organizational structure. The Company recorded a restructuring charge of $0.2 million primarily for severance and termination costs relating to the reduction in workforce. As of December 31, 2003, all severance payments were fully paid. In addition, the Company revised the estimate for the August 2002 restructuring plan, which resulted in a $0.2 million credit to the restructuring charge line.

        As of June 30, 2004, the Company expects the remaining future net cash outlay for the restructuring plans to be $48.5 million, of which $9.3 million of the lease loss is to be paid out over the next 12 months and $39.2 million is to be paid out over the remaining life of the lease of approximately eight years.

        The Company has recorded a lease loss related to future lease commitments of its Pacific Shores lease, net of estimated sublease income. However, given the condition of the San Francisco Bay Area commercial real estate market, the Company may be required to periodically reevaluate the components of the estimated sublease income, because such components affect the estimated lease loss for the unoccupied leased facility. Specifically, the Company is required to reevaluate the time that it might take to sublease this unoccupied facility, as well as the expected sublease rates. This evaluation may result in additional lease loss, which would increase the restructuring charges.

        The restructuring charges and balance as of June 30, 2004 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)
Accrual balance at December 31, 2001	$29,043	$100	$--	$29,143
Total charges for the year ending December 31, 2002	$31,829	$--	$--	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	--	(9,442)
Balance at December 31, 2002	$51,530	$--	$--	$51,530
Total charges for the year ended December 31, 2003	$11,316	$--	$(943)	$10,373
Amount utilized in the year ending December 31, 2003	(10,477)	--	943	(9,534)
Balance at December 31, 2003	$52,369	$--	$--	$52,369
Current restructuring accrual	$9,478	$--	$--	$9,478
Long-term restructuring accrual	$42,891	$--	$--	$42,891
Total charges for the quarter ended March 31, 2004	$--	$--	$--	$--
Amount utilized in the quarter ended March 31, 2004	(2,279)	--	--	(2,279)
Balance at March 31, 2004	$50,090	$--	$--	$50,090
Total charges for the quarter ended June 30, 2004	$--	$--	$--	$--
Amount utilized in the quarter ended June 30, 2004	(1,616)	--	--	(1,616)
Balance at June 30, 2004	$48,474	$--	$--	$48,474
Current restructuring accrual	$9,253	$--	$--	$9,253
Long-term restructuring accrual	$39,221	$--	$--	$39,221
Q3 2002 Plan
Balance at December 31, 2003	$35	$--	$--	$35
As of December 31, 2003:
Current restructuring accrual	$35	$--	$--	$35
Amount utilized in the quarter ending March 31, 2004	(35)	--	--	(35)
Balance at March 31, 2004	--	--	--	--
Q3 2003 Plan
Balance at December 31, 2003	$--	$41	$--	$41
As of December 31, 2003:
Current restructuring accrual	$--	$41	$--	$41
Amount utilized in the quarter ending March 31, 2004	--	(41)	--	(41)
Balance at March 31, 2004	--	--	--	--
Summary for balance at December 31, 2004 (All plans together)
Total restructuring accrual: Current	$9,513	$41	$--	$9,554
Total restructuring accrual: Long-term	$42,891	$--	$--	$42,891

Summary for balance at June 30, 2004 (Only 2001 plan left)
Total restructuring accrual: Current	$9,253	$--	$--	$9,253
Total restructuring accrual: Long-term	$39,221	$--	$--	$39,221

9.      COMMITMENTS AND CONTINGENCIES

        Operating leases

        The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. As of June 30, 2004, future minimum lease payments under these agreements (excluding sublease income), including the Company’s unoccupied facilities lease and lease loss portion of the restructuring charges, are as follows (in thousands):

Year Ended December 31,	Operating leases
2004 (remaining 6 months)	$4,574
2005	9,023
2006	9,255
2007	9,472
2008	9,537
Thereafter	35,148
Total future minimum lease payments	$77,009

        In June 2004, the Company signed lease agreements for three office buildings in its Menlo Park location, under which the Company leases an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009. The initial aggregate monthly cash payment for these three leases is approximately $42,000.

         In May 2000, the Company entered into a lease for its Pacific Shore facility. The lease has an eleven-year term, which began in August 2001. In conjunction with the April 2001 restructuring plans, the Company decided not to occupy this leased facility. The monthly cash payment for the Pacific Shore lease is presently approximately $640,000. For the year ended December 31, 2003, the Company lowered its estimate for the expected sublease rental rates for the facility. This estimate revision resulted in recording an additional lease loss of $10.4 million. Based on reviewing its earlier estimate of the expected sublease opportunities, the Company believes that its estimate that the property may be vacant for nine months after June 30, 2004 is adequate. The future minimum lease payments table referenced above does not include estimated sublease income, as there are no sublease commitments as of June 30, 2004.

        For all the occupied buildings, rent expense for the three and six months ended June 30, 2004 was approximately $521,000 and $1,053,000, respectively. For all the occupied buildings, rent expense for the three and six months ended June 30, 2003 was approximately $578,000 and $1,092,000, respectively.

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

         Legal

        In April 2004, the Company was served with a civil complaint filed by Voice Capture, Inc. against the Company in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which also names as defendants Intel Corporation and Dialogic Corporation, alleges that certain software and services of the Company infringe upon certain claims contained in U.S. Patent No. Re 34587 (“Interactive Computerized Communications Systems with Voice Input and Output”). The plaintiff is seeking unspecified damages. The Company is currently investigating the allegations raised in the Complaint. However, the Company believes that the allegations of the Complaint are without merit and intends to defend the litigation vigorously.

        In August 2001, the first of a number of complaints was filed, in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased the Company’s stock between April 12, 2000, and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and some of its directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against the Company. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including the Company) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon the Company, as payments, if any, are expected to be made by insurance carriers, rather than by the Company. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In the event a settlement is not concluded, the Company intends to defend the litigation vigorously. The Company believes that it has meritorious defenses to the claims against itself.

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

        In addition, the Company is subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

10.      STOCK — BASED COMPENSATION

        Approximately 3,152,000 stock options, at a weighted average exercise price of $8.58, were granted by the Company before the initial public offering of its securities in 2000. The Company records deferred stock compensation equal to the difference, if any, between the grant price and fair value of the Company’s common stock on the date of grant. The Company recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference, if any, between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options. For the three and six months ended June 30, 2003, the Company recorded amortization of deferred compensation of $57,000 and $133,000, respectively. The Company reversed excess amortization of deferred stock compensation, due to termination of employees, of ($145,000) and ($147,000), respectively, resulting in net benefit of deferred compensation of ($88,000) and ($14,000), respectively. Also, the Company reversed unamortized deferred stock compensation, related to the terminated employees, recorded in Additional Paid-in Capital of $38,000 and $39,000, respectively. Deferred stock-based compensation was fully amortized as of December 31, 2003.

        In the first quarter of 2004, the Company accelerated options to purchase 12,500 shares of common stock to one officer who left the Company on February 9, 2004. In connection with this acceleration, the Company recorded $73,000 as non-cash stock-based compensation expense, which was calculated by taking the difference between the fair value of the common stock on the date of acceleration less the option exercise price times the number of options accelerated, in its condensed consolidated statement of operations for the six months ended June 30, 2004.

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

        The Company derives revenues from three primary sources: (1) license; (2) service; and (3) maintenance. Revenue and cost of revenue for the segments are identical to those presented on the accompanying condensed consolidated statement of operations. The Company does not track expenses nor derive profit or loss based on these segments. The Company also does not track assets by segments.

        Sales of licenses, as well as services and maintenance through June 30, 2004, occurred through third-party resellers and through direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

        Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
License Revenue:
United States	$4,972	$3,623	$9,194	$7,356
Europe	1,174	555	1,951	1,181
Asia Pacific	834	392	1,095	859
Canada	184	1,556	374	2,806
Latin America	5	110	58	112
Total license revenue	$7,169	$6,236	$12,672	$12,314
Service Revenue:
United States	$1,564	$2,048	$2,700	$3,999
Europe	319	228	623	398
Asia Pacific	115	56	307	86
Canada	1,391	1,288	3,265	1,934
Latin America	23	6	79	20
Total service revenue	$3,412	$3,626	$6,974	$6,437
Maintenance Revenue:
United States	$2,397	$1,893	$4,671	$3,738
Europe	530	429	1,031	846
Asia pacific	385	320	750	386
Canada	345	269	686	504
Latin America	155	151	311	262
Total maintenance revenue	$3,812	$3,062	$7,449	$5,736
Total revenue:
United States	$8,933	$7,564	$16,565	$15,093
Europe	2,023	1,212	3,605	2,425
Asia Pacific	1,334	768	2,152	1,331
Canada	1,920	3,113	4,325	5,244
Latin America	183	267	448	394
Total revenue	$14,393	$12,924	$27,095	$24,487

12.        RELATED PARTIES

        Certain members of the Company’s Board of Directors also serve as directors for companies to which the Company sells products in the ordinary course of its business. The Company believes that the terms of its transactions with those companies are no less favorable to the Company than the terms that would have been obtained absent those relationships.

        Specifically, one member of the Company’s Board of Directors is also on the Board of Directors at MCI, one of the Company’s customers. Another member of the Company’s Board of Directors is also on the Board of Directors at Wells Fargo, which is a customer of the Company. The following table summarizes the revenue generated from these two customers for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
MCI	$223,599	$234,524	$380,480	$263,235
Wells Fargo	50,643	308,648	164,489	310,628
Total	$274,242	$543,172	$544,969	$573,863

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and with the information included in our Annual Report on Form 10-K for the year ended December 31, 2003 and subsequent reports filed with the Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

        This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding revenue and expense trends and cash positions, sales and marketing, hiring activities, product development and product capabilities and performance, as well as the Company’s expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks”, “projected”, “assumes” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q and in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

OVERVIEW

        We develop, market and support speech software products for automating interactions over the telephone for a range of industries and applications. Two products were released in 2003: Nuance Voice Platform (“NVP”), an open standards-based software platform optimized for speech solutions, was released in the first quarter 2003 and Nuance Call Steering (“NCS”), a packaged application designed to accurately and cost-effectively route phone calls to the correct customer care destinations, was released in the second quarter of 2003. In the first quarter 2004, we released a range of new products, including new versions of its speech recognition software Nuance 8.5, authentication engines and an update version of the Nuance Voice Platform™. During the second quarter of 2004, we added two new applications, which, like NCS, are designed to leverage the features inherent in our engines and platform while reducing deployment time and cost. In April 2004, we launched Nuance Caller Authentication™, which is a packaged speech application that authenticates callers over the phone before allowing access to private information. The application is powered by Nuance Verifier™. In May, we announced Nuance Flexible Application Suites (“FAS”), which provide specific packaged applications designed to speed the delivery and reduce the total cost of ownership for voice automation solutions across a number of industries: telecommunications; retail banking; credit card; insurance; healthcare; and utilities. These two new applications were architected to meet the needs of both our customers and partners and to empower them to change and maintain the applications themselves.

        We seek to actively support both emerging industry standards as well as proprietary development environments. Our software is designed to support with VoiceXML, the recognized industry standard language for the creation of voice-driven products and services.

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

OVERVIEW OF OPERATIONS

        Our growth and anticipated profitability are heavily dependent upon general economic conditions and demand for information technology. Our revenue has traditionally been fueled by sales to the telecommunications and financial services industries. Some industries have sustained slowdowns over the past several years. Even though information technology spending appears to be increasing, it is difficult to predict the trend in information technology spending for the foreseeable future.

        In response to the challenging business environment, we have evolved and continue to evolve our strategic direction in a way that we believe will improve our business performance. Our strategic objectives include:

. focusing resources on geographic and industry targets believed to have the highest potential for revenue;

. evolving our voice platform and development tools to increase the speed and ease of deployment, and reduce the total cost of ownership, of speech systems;

. developing speech applications designed to reduce deployment time and lower maintenance requirements,

. developing and strengthening a multi-channel selling model; and

. developing advanced speech technologies that deliver customer value and maintain our leadership position in the speech industry.

        Some specific operating changes have already been accomplished, such as the restructuring actions taken in 2002 and 2003, two new products released in 2003, NVP and NCS, sales execution with a multi-channel strategy, development of a platform Value Added Reseller (“VAR”) channel and introduction of two new applications in the second quarter of 2004; Nuance Caller Authentication and Nuance Flexible Application Suites. We continue to focus on driving complete speech solutions into the large telecom and enterprise call center markets. Other operating activities, including new products and changes to selling and delivery channels, will continue to evolve over the next several years. We are making these strategic shifts because we believe that they will enhance our business performance; However, some of the actions we are taking, such as the introduction of new products, present inherent risks. We believe that these new products will make speech systems faster and easier to deploy, and will create value for our customers. The success of these products depends upon certain market factors, such as information technology spending, market acceptance of packaged software applications and industry adoption of VoiceXML and related standards.

        In addition, we are responding to customers’ requests to work more directly with them and provide them greater access to Nuance’s speech expertise across all levels of their speech solutions. We believe that increasing our direct relationships with end users and delivering more complete solutions will allow us to reap greater value from these sales transactions. However, this new sales and delivery model may also present increased costs and risks, such as increased liability for complete solution delivery, costs and risks of subcontractors, and possible delays in recognition of revenue. Further, we may experience periodic fluctuations in our consulting services revenues when long-term consulting projects come to completion. In addition, while we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships may be adversely affected by our introduction of our own platform product and application products and our direct sales activities, which may have an unfavorable impact on revenue from certain third-party resellers.

        We are committed to a multi-channel sales approach, and third-party resellers have been and will continue to be instrumental in delivering speech engines, applications and services to our end customers. We are actively working to maintain and build strong relationships with existing third-party resellers, as well as new third-party resellers. We will continue to focus efforts on fostering a strong third-party reseller channel, particularly to leverage complementary capabilities in order to speed and ease deployment of speech solutions. We may encounter difficulties or delays in finding third-party reseller partners having such complementary capabilities or in establishing third-party reseller partner relationships with such entities.

        In addition, competition exists in the speech technology market. We believe that our business and technology has the ability to compete effectively. However, the speech market is relatively new and susceptible to change. Our competitors may be able to develop superior technologies or may combine with each other to leverage complimentary technologies or relationships. Current and potential competitors may be larger than Nuance and may be able to invest greater resources in competitive efforts or may establish relationships among themselves or with third parties to increase their technological or selling and marketing abilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Critical accounting policies are those that are most significant to the portrayal of our condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain.  As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003, our most critical accounting policies pertain to revenue recognition, restructuring and impairment charges, valuation allowance for doubtful accounts, income taxes and valuation of long-lived assets. In applying such policies management must record income and expense amounts that are based upon informed judgments and best estimates.  Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying critical accounting policies.  Changes in estimates, based on more accurate future information, may affect amounts reported in future periods.  Management is not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would materially affect our financial condition or results of operations. There have been no changes in any of our critical accounting policies since December 31, 2003.

DESCRIPTION OF OPERATING ACCOUNTS

        Total revenue. Total revenues are generated from three primary sources: (1) new software licenses; (2) services, which include consulting services and training services; and (3) maintenance, which includes software license updates and customer technical support. License revenue consists of license fees for our software products. Software license revenues represent all fees earned from granting customers licenses to use our technology and applications software and exclude revenue derived from software license updates, which are included in maintenance revenue. Service revenue consists of revenue from providing consulting, training and other services. Maintenance revenue consists of fees for providing technical support and software upgrades. Other revenue consists primarily of reimbursements for consulting out-of-pocket expenses.

        Cost of Revenue. Cost of license revenue consists primarily of fees payable on third party software, and amortization of purchased technology. Cost of service revenue consists primarily of compensation and related overhead costs from employees engaged in consulting services and amounts paid to subcontractors. Cost of maintenance revenue consists primarily of compensation and related overhead costs for employees engaged in customer technical support.

        Sales and marketing. Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing employees, travel costs and promotional expenditures, including public relations, advertising, trade shows and marketing materials.

        Research and development. Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors.

        General and administrative. General and administrative expenses consist primarily of compensation and related costs for administrative employees, legal services, accounting and audit services and other general corporate expenses.

         Non-cash stock-based compensation. We have elected to follow the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees” for stock-based compensation granted to employees. Accordingly, non-cash stock-based compensation expense is recognized in our condensed consolidated statement of operations only when options are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant.

         Restructuring charges (credit). We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans are related to workforce reductions, the lease loss and asset impairments.

         Interest and Other Income, Net. Interest and other income, net, consists primarily of interest income earned on cash and cash equivalents, short-term and long-term investments, interest expense, currency gain (loss) related to the remeasurement of certain balance sheet accounts, and other miscellaneous items.

RESULTS OF OPERATIONS

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

        The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License	50%	48%	47%	50%
Service	24	28	26	26
Maintenance	26	24	27	24
Total revenue	100	100	100	100
Cost of revenue:
License	1	1	1	1
Service	16	19	19	20
Maintenance	5	5	5	5
Total cost of revenue	22	25	25	26
Gross profit	78	75	75	74
Operating expenses:
Sales and marketing (1)	52	56	51	59
Research and development (1)	26	31	29	32
General and administrative (1)	13	23	13	25
Restructuring credit	--	--	--	(4)
Total operating expenses	91	110	93	112
Loss from operations	(13)	(35)	(18)	(38)
Interest and other income, net	2	2	2	3
Loss before income taxes	(11)	(33)	(16)	(35)
Benefit for income taxes	--	(12)	--	(7)
Net loss	(11)%	(21)%	(16)%	(28)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross profits:
License revenue gross profit	98%	99%	98%	99%
Service revenue gross profit	30	30	28	23
Maintenance revenue gross profit	81	79	81	78
Total revenue gross profit	78%	75%	75%	74%

Comparison of Three and Six Months Periods Ended June 30, 2004 and 2003

Revenue and Cost of Revenue

        For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, total revenue increased 11%, with license revenue increasing 15%, service revenue decreasing 6% and maintenance revenue increasing 25%.

        For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, total revenue increased 11%, with license revenue increasing 3%, service revenue increasing 8% and maintenance revenue increasing 30%.

License revenue and cost of license revenue.

        For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, license revenue increased $0.9 million, or approximately 15%. License revenue increased primarily from the increase in sales of the NVP and Automated Speech Recognition (“ASR”) engine. Direct license revenue decreased from $2.3 million to $1.8 million. Indirect license revenue, primarily resulting from sales of our speech products through our third-party resellers, increased from $4.0 million to $5.3 million. Cost of license revenue increased 66%, primarily due to the increase in royalty expense. Cost of license revenue as a percentage of license revenue for those periods were 2% and 1%, respectively. As a result, gross profit from license revenue remained relatively constant.

        For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, license revenue increased 3%. Direct license revenue decreased from $4.7 million to $2.7 million. Indirect license revenue increased from $7.6 million to $10.0 million. Cost of license revenue as a percentage of license revenue was 2% and 1%, respectively, for those periods. As a result, gross profit from license revenue remained relatively constant.

Service revenue and cost of service revenue.

        For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, service revenue decreased by $0.2 million, or approximately 6%. This decrease was related to a large multi-quarter contract with customers in the telecommunications sector, in which a major portion of revenue from this contract was recognized in the second quarter of 2003. Cost of service revenue as a percentage of service revenue remained constant at 70%. Service revenue gross profit remained constant at 30%, primarily due to the steady utilization of our professional service employees and subcontractors delivering consulting work for our customers.

        For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, service revenue increased by $0.5 million, approximately 8%, primarily resulting from contracts entered into with two major customers in the first quarter of 2004.

        For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, cost of service revenue increased from 23% to 28%, primarily due to the increased compensation expense resulting from the headcount increase in our professional service area; specifically, headcount increased by 18, or 50%, from 36 as of June 30, 2003 to 54 as of June 30, 2004.

Maintenance revenue and cost of maintenance revenue.

        For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, maintenance revenue increased 25%. The increased maintenance revenue was primarily due to the increased technical support associated with the increased license revenue. Renewals on technical support contracts and one-time benefits from fees paid by customers or third-party resellers to reinstate support contracts also contributed to the increase for the three month period comparison. For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, maintenance gross profit increased to 81% from 79%.

        For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, maintenance revenue increased 30%, as a result of an increase in the support contract renewal rate and the increased technical support associated with the increased license revenue. For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, cost of maintenance revenue increased 13%, primarily due to the increase in incentive based compensation to technical support personnel resulting from the increase in maintenance revenue. For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, maintenance gross profit increased to 81% from 78%.

Operating Expenses

Sales and marketing.

        For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, sales and marketing expense increased approximately $0.3 million. This increase was mainly attributable to the increase in incentive-based compensation as a result of the relative increase in license revenue and an increase in the cost of our V-world trade show in the second quarter 2004.

        For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, sales and marketing expense decreased approximately $0.6 million. This decrease was almost all attributable to reduced payroll and related expenses as a result of the decrease in headcount between the periods. Headcount of sales and marketing personnel decreased by 12 employees, or 12%, from 101 employees at June 30, 2003 to 89 employees at June 30, 2004

        For the balance of fiscal 2004, while we anticipate that sales and marketing expenses will increase slightly, it will vary as a percentage of total revenue from period to period.

Research and development.

        For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, research and development expenses decreased approximately $0.2 million, primarily from the decrease in payroll related expenses for the two senior engineering managers who left the Company in the first quarter of 2004.

        For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, research and development expenses remained relatively constant, despite headcount for research and development personnel increasing by 3 employees, or 3%, from 91 employees at June 30, 2003 to 94 employees at June 30, 2004.

        For the balance of fiscal 2004, while we anticipate that research and development expenses will slightly increase, it will vary as a percentage of total revenue from period to period.

General and administrative.

        For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, general and administrative expenses decreased approximately $1.2 million, or approximately 39%. This decrease was primarily due to a decrease in payroll and related overhead costs as a result of the headcount reduction, reduced insurance premiums and reduced professional services expense.

        For the six months ended June 30, 2004, compared with the six months ended June 30, 2003, general and administrative expenses decreased approximately $2.6 million, or approximately 43%, primarily due to the transitional expenses associated with the hiring of our new CEO in the first quarter of 2003, which were not incurred in the six months ended June 30, 2004. We also capitalized certain costs related to our financial system upgrade, which resulted in lower compensation expenses incurred in that period compared to the six months ended June 30, 2003. In addition, payroll and related overhead costs decreased due to headcount for general and administrative personnel decreasing by 8 employees, a reduction of approximately 14%, from 58 employees at June 30, 2003, to 50 employees at June 30,2004.

        For the balance of fiscal 2004, we anticipate that general and administrative expenses will increase due to increased costs relating to facilitating our internal financial systems upgrade and mandatory Sarbanes-Oxley 404 compliance.

Non-cash compensation.

        There were approximately 3,152,000 stock options granted before our initial public offering, at a weighted average exercise price of $8.58. We recorded deferred stock-based compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount was presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. For the three and six months ended June 30, 2003, we recorded amortization of deferred compensation of 57,000 and $133,000, respectively. We reversed excess amortization of deferred stock compensation, due to termination of employees, of ($145,000) and ($147,000), respectively, for those periods, resulting in net benefit of deferred compensation of ($88,000) and ($14,000), respectively. Also, we reversed unamortized deferred stock compensation related to the terminated employees and included the amount in Additional Paid-in Capital of $38,000 and $39,000, respectively. Deferred stock-based compensation was fully amortized as of December 31, 2003.

        In the first quarter of 2004, we accelerated options to purchase 12,500 shares of common stock granted to one officer who left Nuance in February, 2004. In connection with this acceleration, we recorded $73,000 as non-cash stock-based compensation expense, which was calculated by taking the difference between the fair value of our common stock on the date of acceleration, less the option exercise price, times the number of options accelerated, in our condensed consolidated statement of operations for the six months ended June 30, 2004.

Restructuring credits.

        For the three months ended June 30, 2004, we recorded a restructuring credit of $41,000, which resulted from the partial reversal of the severance accrual recorded for the restructuring plan during the first quarter 2003. The severance was fully paid as of March 31, 2004.

        For the six months ended June 30, 2003, we recorded a restructuring credit of $943,000, which resulted from a refund received related to an asset impairment previously recorded for tenant improvement costs for the facility we do not occupy, following the landlord’s reconciliation of tenant improvement costs.

Interest and Other Income, Net

        For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, interest and other income, net, increased by approximately $53,000, or 21%.

        For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, interest income and other income, net, decreased by approximately $179,000, or 25%. This decrease was mainly caused by the reduction of interest income, resulting from lower cash balances and decreased interest rates.

Benefit from Income Taxes

        We have incurred operating losses for all periods from inception through June 30, 2004 and therefore have not recorded a provision for U.S. federal income taxes for any period through June 30, 2004. We recorded income tax expense relating to foreign income and royalties taxes of $171,000 and $15,000 for the three months ended June 30, 2004 and 2003, respectively, and $179,000 and $63,000 for the six months ended June 30, 2004 and 2003, respectively. The income tax expense has been reduced by foreign tax credits. For the six months ended June 30, 2004 and 2003, the benefit for income taxes totaled $0.1 million and $1.6 million, respectively. The benefit in 2004 resulted from the technology tax credits from our Canadian operations and the benefit in 2003 resulted primarily from the one-time credits of $1.4 million associated with certain international VAT and income tax liabilities from Europe.

Liquidity and Capital Resources

Overall

        As of June 30, 2004, we had cash and cash equivalents of $56.7 million, short-term investments of $42.3 million and long-term investments of $2.3 million. We believe that our current cash, cash equivalents, short-term investment and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs through at least the next 12 months.

        We have incurred losses since our inception, including a net loss of approximately $1.6 million for the three months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $262.4 million.

Cash, Cash Equivalents and Investments

        Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency notes and bonds, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by June 30, 2005. Long-term investments include similar highly liquid investments that mature after June 30, 2005.

        The major use of cash, as well as the decrease in short-term investments in the six months ended June 30, 2004 was primarily due to operating activities. Long-term investments increased $2.3 million, primarily due to the slightly longer maturities for a small portion of our investments. All of the long-term investments mature by August 16, 2005. The largest source of cash from investing activity was $56.2 million from maturities of investments, offset by the purchases of certain investments of $34.3 million. The largest provider of cash from financing activity was the proceeds of $0.9 million from the exercise of stock options.

	Six Months Ended June 30,
	2004	2003
Net cash used in operating activities	$(4,588)	$(15,393)
Net cash provided by (used in) investing activities	20,028	(3,898)
Net cash provided by financing activities	1,233	559
Increase (Decrease) in cash and cash equivalents	16,524	(18,383

Net Cash Used in Operating Activities

        Our operating activities used cash of $4.6 million and $15.4 million during the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the use of cash resulted primarily from the funding of our operating loss. For the six months ended June 30, 2004, the restructuring accrual decreased $4.0 million, primarily due to Pacific Shore lease payments, and severance payments resulting from the restructuring actions previously taken, being paid. Deferred revenue decreased approximately $1.4 million, principally due to a transaction for which we invoiced a customer, but did not recognize the related revenues until the second quarter of 2004. These decreases were offset by accounts receivable decreasing by $2.9 million, mainly due to improved collection cycles.

Net Cash Provided by Investing Activities

        Our investing activities provided cash of $20.0 million and used cash of $3.9 million for the six months ended June 30, 2004 and 2003, respectively. The cash provided from investing activities was primarily the proceeds from maturities of investments, offset by the purchase of certain investments. Another use of cash related to the purchase of property and equipment. For the six months ended June 30, 2004, we made approximately $1.8 million in capital equipment expenditures, of which $1.0 million was a software upgrade expense and $0.8 million was for a fixed asset acquisition. The software upgrade expense of $1.0 million consisted of $0.8 million for external consulting work and $0.2 million relating to our employees’ compensation associated with this upgrade.

Net Cash Provided by Financing Activities

        Our financing activities provided cash of $1.2 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively. These were proceeds from the exercise of stock options and purchases of our stock under our employee stock purchase plan.

Contractual Commitments

        In June 2004, we signed lease agreements for three office buildings in our Menlo Park location, under which we lease an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009. The initial aggregate monthly cash payment for these three leases is approximately $42,000.

        We have recorded a lease loss related to future commitments on our Pacific Shores facility lease, net of expected sublease income. We are required to periodically reevaluate the components of the expected sublease income, because such components affect the estimated lease loss for the unoccupied leased facility. Specifically, we are required to reevaluate the time that it might take to sublease this unoccupied facility, as well as the expected sublease rates. This evaluation may result in additional lease losses.

         In May 2000, the Company entered into a lease for its Pacific Shore facility. The lease has an eleven-year term, which began in August 2001. In conjunction with the April 2001 restructuring plans, the Company decided not to occupy this leased facility. The monthly cash payment for the Pacific Shore lease is presently approximately $640,000. For the year ended December 31, 2003, the Company lowered its estimate for the expected sublease rental rates for the facility. This estimate revision resulted in recording an additional lease loss of $10.4 million. Based on reviewing its earlier estimate of the expected sublease opportunities, the Company believes that its estimate that the property may be vacant for nine months after June 30, 2004 is adequate.

        We have contractual commitments for non-cancelable operating leases. We provide letters of credit as guarantees on these leases. The letter of credits underlying amount are presented as “Restricted cash” on condensed consolidated balance sheet. As of June 30, 2004, restricted cash balance was $11.1 million, consisting of a $10.9 million certificate of deposit required by the landlord as a rent deposit for our Pacific Shore lease in California and $228,000 related to our Montreal lease. Except for these deposits, we had no material guarantees or commitments.

Off Balance Sheet Arrangements

        In the normal course of business, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. These non-cancelable purchase obligations for materials were not material as of June 30, 2004.

Capital Requirements

        Our capital requirements depend on numerous factors. We may continue to report significant quarterly operating losses, resulting in significant negative operating cash flows in the future. As of June 30, 2004, we do not plan to spend more than $2.0 million on capital expenditures in the next six months.

        We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to: fund more rapid expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk.  The risks described below are not the only risks facing our company.  Additional risks not presently known to us, or that we deem immaterial, may also impair our business operations.  Any of the following risks could materially and adversely affect our business, operating results and financial condition.

OUR ABILITY TO ACCURATELY FORECAST OUR QUARTERLY SALES IS LIMITED, OUR SHORT TERM COSTS ARE RELATIVELY FIXED, AND WE EXPECT OUR BUSINESS TO BE AFFECTED BY SEASONALITY. AS A RESULT, OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our quarterly operating results have varied significantly in the past, and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. These quarterly variations are caused by a number of factors, including the following:

— changes or projected changes in United States or international economic and political conditions;

— delays or cancellations in expected orders by customers who are reducing or deferring spending or adjusting project plans;

— delays in orders due to the complex nature of large telephony systems and the associated implementation projects;

— timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

— delays in recognition of revenue actually received, as required by applicable accounting principles;

— our ability to develop, introduce, ship and support new and/or enhanced products, such as new versions of our software platform and applications, that respond to changing technology trends in a timely manner;

—our ability to manage product transitions;

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

— changes in the amount, and the timing of ,our expenses; and

— the utilization rate of our professional services personnel, which is dependent upon acquisition of new projects as large scale, multi-quarter projects near completion.

Due in part to these factors, and because the market for certain of our software is relatively new and rapidly changing, and our business model is evolving, our ability to accurately forecast our quarterly sales is limited. In addition, most of our costs are relatively fixed in the short term, even as we endeavor to manage these costs. We do not know whether our business will grow rapidly enough to absorb our expenses. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. As a result, our quarterly operating results could fluctuate significantly and unexpectedly from quarter to quarter.

We also expect to experience seasonality in the sales of our products. For example, we anticipate that sales may be lower in the first and third quarters of each year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that sales may decline during summer months. These seasonal variations in our sales may also lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which this seasonality may affect our business.

WE DEPEND ON A LIMITED NUMBER OF ORDERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE DURING ANY GIVEN QUARTER. THE LOSS OF, OR DELAY IN, A SIGNIFICANT ORDER COULD SUBSTANTIALLY REDUCE OUR REVENUE IN ANY GIVEN PERIOD AND HARM OUR BUSINESS.

We derive a significant portion of our revenue in each period from a limited number of direct and indirect customers. We expect that a small number of customers with significant orders for software products and professional services will continue to account for a substantial portion of our revenue in any given quarter. Generally, customers who make significant purchases from us are not expected to make subsequent, equally large purchases in the short term, and therefore we must attract new customers or new significant orders from other customers in order to maintain or increase our revenues in future quarters. If we experience delays or cancellations in orders from a major customer, if an anticipated sale is not made or is deferred, if our professional services team does not complete work on large projects ratably over one or more quarters or if we fail to regularly obtain major new customers, our revenue in a given period could be impacted negatively and our business could be harmed.

WE DEPEND UPON THIRD-PARTY RESELLERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF KEY THIRD-PARTY RESELLERS, OR A DECLINE IN THIRD-PARTY RESELLERS’ RESALE OF OUR PRODUCTS AND SERVICES, COULD LIMIT OUR ABILITY TO SUSTAIN AND GROW OUR REVENUE.

The percentage of our revenue obtained through indirect sales was 74% in 2002, 58% in 2003, and 61% in the second quarter of 2004. Although this percentage may decrease in the future, we intend to continue to rely on third-party resellers for a substantial portion of our future sales. As a result, our revenues are dependent upon the viability and financial stability of our third-party resellers, as well as upon their continued interest and success in selling our products. In addition, some of our third-party resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a significant third-party reseller or our failure to develop new and viable third-party reseller relationships could limit our ability to sustain and grow our revenue. Furthermore, expansion, or changes in the focus of a portion, of our internal sales force, in an effort to increase third-party reseller sales or replace the loss of a significant third-party reseller, could require increased management attention and higher expenditures.

Our contracts with third-party resellers do not require a third-party reseller to purchase our products or services. In fact, many of our third-party resellers also offer the products of some of our competitors. We cannot guarantee that any of our third-party resellers will continue to market our products or devote significant resources to doing so. In addition, although we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships may have been adversely affected by the introduction of our own platform product or our direct sales activities, which may have an unfavorable impact on revenue from certain third-party resellers. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party resellers in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party resellers and our business, and result in decreased sales through third-party resellers or threatened or actual litigation. If our third-party resellers do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party resellers possess confidential information concerning our products and services, product release schedules and sales, marketing and third party reseller operations. Although we have nondisclosure agreements with our third-party resellers, we cannot guarantee that any third-party reseller would not use our confidential information to compete with us.

SPEECH SOFTWARE PRODUCTS GENERALLY, AND OUR PRODUCTS AND SERVICES IN PARTICULAR, MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE, WHICH COULD REQUIRE US TO MODIFY OUR SALES AND MARKETING EFFORTS AND COULD LIMIT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

The market for speech software products remains immature and is rapidly changing. In addition, some of our products are relatively new to the market. Our ability to increase revenue in the future depends on the acceptance by our customers, third-party resellers and end users of speech software solutions generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs of licensing and deploying such products, as well as by the perceived deployment time and risks of this relatively new technology. Furthermore, enterprises that have invested substantial resources in existing call centers or touch-tone-based systems may be reluctant to replace their current systems with new products. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of speech software in general and our products in particular. We may also need to modify or increase our sales and marketing efforts, or adopt new marketing strategies, to achieve such education. If these efforts fail, prove excessively costly or otherwise unmanageable, or if speech software generally does not achieve commercial acceptance, our business could be harmed.

The continued development of the market for our products will depend upon the following factors, among others:

— acceptance by businesses of the benefits of speech technology;

— widespread and successful deployment of speech software applications;

— end-user demand for services and solutions having a voice user interface;

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

OUR PRODUCTS CAN HAVE A LONG SALES AND IMPLEMENTATION CYCLE AND, AS A RESULT, OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE.

The sales cycles for our products have typically ranged from three to twelve months, depending on the size or the order and complexity of its terms, the amount of services we are providing, and whether the sale is made directly by us or indirectly through a third-party reseller.

Speech products often require a significant expenditure by a customer. Accordingly, a customer’s decision to purchase our products typically requires a lengthy pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend substantial sales, technical, marketing and management resources in such efforts. Because of the length of the evaluation period, we are likely to experience a delay, occasionally significant, between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures. Furthermore, such expenditures may not result in a sale of our products.

After purchase by a customer, it may take time and resources to implement our software and to integrate it with the customer’s existing systems. If we are performing services that are essential to the functionality of the software, in connection with its implementation, we recognize license and service revenues based on the percentage of services completed, using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either license or service revenue until these conditions are met. We have in the past experienced, and may in the future experience, such delays in recognizing revenue. Consequently, the length of our sales and implementation cycles, the deployment process for our products, and the terms and conditions of our license and service arrangements often make it difficult to predict the quarter in which revenue recognition may occur and may cause license and service revenue and our operating results to vary significantly from period to period.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY MARKET OR DEVELOP PRODUCTS, SERVICES AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include Scansoft, IBM and Microsoft. Competitors like IBM and Microsoft may leverage their existing business relationships with customers to enduce the customers to use their speech products and services. With respect to our software platform, there are many vendors, including some of our third-party resellers and channel partners, who market and sell competing platforms for voice systems. We expect additional competition from other companies in the platform market. We also have competition in the professional services market, including for applications. Our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors may have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products, platforms and applications to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources than we do to the development, promotion and sale of speech products. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may cause us to reduce prices or otherwise harm our business.

USE OF OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST OUR CUSTOMERS OR US COULD BE COSTLY TO US. SUCH CLAIMS COULD ALSO SLOW OUR SALES CYCLE OR MARKET ADOPTION OF OUR PRODUCTS.

The software industry in general, and the field of speech and voice technologies in particular, are characterized by the existence of a significant number of patents. Litigation and threats of litigation based on allegations of patent infringement and the violation of intellectual property rights are normal in software markets and appear to be increasing. We attempt to avoid infringing known proprietary rights of third parties. However, we may be subject to claims and legal proceedings for alleged infringement , either by us or our customers, of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights. In addition, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us.

We typically indemnify our customers against claims by third parties that our products infringe their intellectual property rights. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention from our business and require us and our customers to enter into royalty or license agreements that are costly and otherwise disadvantageous to us. Any such claims could also require us to defend our customer against the claim and indemnify our customer for all of its damages as a result of the claim. Any of these effects could have a material adverse effect on our business and results of operations. Further, parties making these claims may be able to obtain injunctions, preventing us from selling our products. These types of claims could also slow our sales cycle and/or market adoption generally with respect to the affected product, which could harm our business. We may be increasingly subject to infringement claims as the number and features of our products grow, we extend our speech application business and the speech market grows.

We understand that holders of a substantial number of patents have alleged that certain of their patents cover a wide range of automated services in the call center and computer telephony areas. We believe that one of such holders has sent letters to many providers of such automated services, including some of our customers, suggesting that a license under its portfolio is required in order to provide such automated services. That holder has also sued a number of such entities, alleging patent infringement. A number of the entities against which that holder has made such claims have entered into license agreements with respect to the holder’s patents. Recently, one of our customers notified us that one of such holders has claimed that the customer’s call center operations, which utilize our products, infringe one or more claims of its patents, and has made a related indemnity claim against us. It is possible that one or more of our other customers, in response to an infringement claim by any of such holders, might assert indemnity rights against us, whether or not meritorious. It is also possible that one or more of such holders might make a claim against us directly, whether or not meritorious. The costs associated with resolving any such disputes, regardless of the legal outcome, could be substantial and could materially and adversely affect our operating results.

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses aggregating in excess of $262.4 million since our inception, including a net loss of approximately $19.3 million for the fiscal year ended December 31, 2003, and a net loss of approximately $1.6 million and $4.2 million for the three and six months , respectively, ended June 30, 2004. We expect to continue to spend significant amounts to develop and enhance our products, services and technologies and to enhance our delivery capabilities. As a result, we will need to generate increasing revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. No assurances can be given that we will be profitable or have positive cash flow at any time in the future.

SALES TO CUSTOMERS OUTSIDE THE UNITED STATES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

International sales represented approximately 39% of our total revenue in 2003 and approximately 39% of our total revenue for the first two quarters of 2004. We anticipate that revenue from markets outside the United States will continue to represent a meaningful portion of our total revenue for the foreseeable future. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include the following:

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

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH MAY CONTINUE TO HARM OUR BUSINESS.

Over the past several years, there has been a global economic downturn, which did not begin to improve until late in 2003. If United States or global economic conditions deteriorate in the future, it is likely that capital spending will decline and our sales will be adversely affected. If such unfavorable economic conditions persist or worsen in the United States or internationally, such conditions will have a material adverse impact on our business, operating results and financial condition.

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

— announcements by our competitors relating to new customers, technological innovations or new products or services;

— announcements by us of new product lines and/or shifts in business focus or sales and distribution models;

— material increases in our capital expenditures, including for infrastructure and information technology;

— economic developments in our industry as a whole;

— general market and economic conditions; and

— general decline and other changes in information technology and capital spending plans.

These broad market fluctuations may materially and adversely affect our stock price, regardless of our operating results. Furthermore, our stock price may fluctuate due to variations in our operating results.

ANY DEFECTS IN, OR OTHER PROBLEMS WITH, OUR PRODUCTS COULD HARM OUR BUSINESS AND RESULT IN CLAIMS AGAINST US.

Complex software products such as ours may contain errors, defects and bugs. During the development of any product, we may discover errors, defects and bugs and, as a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors, defects or bugs, may be technologically unfeasible. Delivery of products with undetected errors, defects or bugs, or reliability, quality or compatibility problems, could damage our reputation. The existence of errors, defects or bugs, or reliability, quality or compatibility problems, could also cause interruptions, delays or cessations of sales to our customers. We could, as well, be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs, or reliability, quality or compatibility problems, could bring claims against us, the defense of which, even if successful, would likely be time-consuming and costly for us. Furthermore, if such defense was not successful, we might be obligated to pay substantial damages, which could materially and adversely affect our operating results.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR OPERATIONS AND RESOURCES IN ACCORDANCE WITH MARKET AND ECONOMIC CONDITIONS, OUR BUSINESS COULD BE HARMED.

Our operations have changed significantly over time, due in part to volatility in our business, and may continue to change in the future. We experienced significant growth in the past. However, between April 2001 and August 2003, in four separate restructuring actions, we reduced our workforce by approximately 45%. We may be required to expand or contract our business operations in the future to adapt to the market environment, and as a result may need to expand or contract our management, operational, sales, marketing, financial, engineering or other human resources, as well as management information systems and controls, to align with and support any such growth or contraction. Our failure to successfully manage these types of changes would place a substantial burden on our business, our operations and our management team, and could negatively impact sales, customer relationships and other aspects of our business.

WE COULD BE ADVERSELY IMPACTED BY THE NEED FOR AN INCREASE IN OUR RESTRUCTURING ACCRUAL FOR OUR PACIFIC SHORES FACILITY.

A significant portion of our restructuring accrual is represented by a lease loss created by our decision not to occupy our leased Pacific Shores facility. The accrual assumptions for such loss are based upon estimates of real estate market conditions and values. These market conditions are subject to wide fluctuations, and market values may not improve or may decline further, which could require an additional restructuring accrual. We have attempted to sublease the Pacific Shores facility, but, to date, have not been successful in those efforts. There can be no assurances that we will be able to sublease the facility at a lease rate approximating our estimate of its lease value, or at all. If we are unable to sublease the facility, we will have to record an additional restructuring charge of up to approximately $40 million , which represents the sublease income we have estimated we may receive over the remaining life of the lease of approximately eight years.

WE RELY ON THE SERVICES OF OUR KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain these key employees. We cannot guarantee that we will be able to retain all our key personnel. Other than Charles Berger, our President, none of our key technical or senior management personnel have employment agreements with us, and, as a result, they may leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacing them could be difficult and costly. If we are not able to successfully and rapidly replace such personnel, our business could be materially harmed. We do not have key personnel life insurance policies covering any of our employees.

OUR FAILURE TO SUCCESSFULLY RESPOND TO AND MANAGE RAPID CHANGE IN THE MARKET FOR SPEECH SOFTWARE COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS. IT IS ESSENTIAL THAT WE CONTINUE TO DEVELOP NEW PRODUCTS THAT ACHIEVE COMMERCIAL ACCEPTANCE.

The speech software industry remains immature and is rapidly changing. Our future success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing third-party reseller and end-user requirements and incorporate technological advancements, such as products that speed deployment and accelerate customers’ return on investment, as well as achieve commercial acceptance. Commercial acceptance of new products and technologies we may introduce will depend, among other things, on: the ability of our services, products and technologies to meet and adapt to the needs of our target markets; the performance and price of our products and services and our competitors’ products and services; and our ability to deliver speech solutions, customer service and professional services directly and through our third-party resellers. If we are unable to develop or deploy new products and enhance functionalities or technologies to adapt to these changes, we may be unable to retain existing customers or attract new customers, which could materially harm our business. In addition, as we develop new products, sales of existing products may decrease. If we are unable to offset a decline in revenue from existing products with sales of new products, our business would be adversely affected.

SPEECH PRODUCTS ARE NOT 100% ACCURATE, AND WE COULD BE SUBJECT TO CLAIMS RELATED TO THE PERFORMANCE OF OUR PRODUCTS. ANY CLAIMS, WHETHER SUCCESSFUL OR UNSUCCESSFUL, COULD RESULT IN SIGNIFICANT COSTS AND COULD DAMAGE OUR REPUTATION.

Speech recognition natural language understanding and authentication technologies, including our own, do not perform accurately in every instance. Our customers, including several financial institutions, use our products to provide important services to their customers, including transferring funds to accounts and buying and selling securities. Any misrecognition of voice commands or incorrect authentication of a user’s voice in connection with these financial or other transactions could result in claims against our customers or us for losses incurred. Although our contracts usually contain provisions designed to limit our exposure to such liability claims, a claim brought against us based on misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management’s attention from our business operations, result in costly litigation and harm our reputation. If any such claim is successful, we could be exposed to an award of substantial damages and our reputation could be harmed greatly. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of limitations of liability, disclaimers of warranty or other protective provisions contained in our contracts.

WE MAY INCUR A VARIETY OF COSTS TO ENGAGE IN FUTURE ACQUISITIONS OF COMPANIES, PRODUCTS OR TECHNOLOGIES, AND THE ANTICIPATED BENEFITS OF THOSE ACQUISITIONS MAY NEVER BE REALIZED.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company. In February 2001, we acquired certain non-exclusive intellectual property rights from a third-party. For the year ended December 31, 2001, we performed an impairment analysis and determined that our asset related to the SpeechFront acquisition was impaired and the asset was subsequently written down to its estimated fair value. Any future acquisitions of companies or technologies would be accompanied by risks such as:

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

We cannot guarantee that we will be able to successfully integrate any business, products or technologies, or related personnel, that we might acquire in the future. Our inability to integrate successfully any business, products, technologies or personnel we may acquire in the future could materially harm our business.

WE ARE EXPOSED TO THE LIQUIDITY PROBLEMS OF OUR CUSTOMERS. WE MAY HAVE DIFFICULTY COLLECTING AMOUNTS OWED TO US.   Certain of our customers and third-party resellers have experienced, and may in the future experience, credit-related issues. We perform ongoing credit evaluations of customers, but do not require collateral. We grant payment terms to most customers ranging from 30 to 90 days. However, in some instances we may provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers and our business, operating results and financial condition could be adversely impacted.

DUE TO CHANGED REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES.

We currently account for the issuance of stock options under APB No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board has issued an exposure draft that would require companies to include a compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we could decide to decrease the number of employee stock options that we would grant. This could affect our ability to retain existing employees and attract qualified candidates for open positions, and we may have to increase the cash compensation we would have to pay to them. Issuing a number of stock options comparable to the number we have issued in the past to new or existing employees would adversely impact our results of operations under the new accounting requirements, after they take effect.

INTERNATIONAL SALES OPPORTUNITIES MAY REQUIRE US TO DEVELOP LOCALIZED VERSIONS OF OUR PRODUCTS. IF WE ARE UNABLE TO DO SO TIMELY, OUR ABILITY TO GROW OUR INTERNATIONAL REVENUE AND EXECUTE OUR INTERNATIONAL BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED.

International sales opportunities may require investing significant resources in creating and refining different language models for particular languages or dialects. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If we fail to develop any necessary localized versions of our products on a timely basis, our ability to address international market opportunities and to grow our international business will be adversely affected. However, even if we expend resources to develop localized versions of our products, there can be no assurance that we will be able to recognize sufficient revenues from these localized versions to make them profitable.

IF THE INDUSTRY STANDARDS WE HAVE DETERMINED TO SUPPORT ARE NOT ADOPTED AS THE STANDARDS FOR SPEECH SOFTWARE, CUSTOMERS MAY NOT USE OUR SPEECH SOFTWARE PRODUCTS.

The market for speech software remains immature and emerging and industry standards are still being established. We may not be competitive unless our products support changing industry standards, as in such circumstance, customers may not use our speech software products. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products. Furthermore, the existence of multiple standards could chill the market for speech software in general, until a dominant standard emerges.

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

ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HARM OUR ABILITY TO COMPETE.

Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect through reliance upon a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain, maintain or enforce. Further, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property or to recover adequate compensation from any such infringers.

Although we have filed multiple U.S. patent applications, we have currently only been issued a small number of patents. There is no guarantee that we will be issued additional patents under our current or future patent applications. Any patents that are issued to us could be circumvented or challenged. If challenged, a patent might be invalidated or its claims might be substantially narrowed. Our intellectual property rights may not be adequate to provide us with a competitive advantage and, in any event, may not prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, or superior to our technology.

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

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS WHICH MAY DELAY OR PREVENT A CHANGE OF CONTROL OF NUANCE.

Our Shareholder Rights Plan, as well as provisions of our charter and bylaws, may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of Nuance. The plan and these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

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

We are subject to the anti-takeover provisions of the Delaware General Corporation Law, including Section 203, which may deter potential acquisition bids for our company. Under Delaware law, a corporation may opt out of Section 203. We do not presently intend to opt out of the provisions of Section 203.

OUR HEADQUARTERS ARE LOCATED NEAR KNOWN EARTHQUAKE FAULT ZONES, AND THE OCCURRENCE OF AN EARTHQUAKE OR OTHER NATURAL DISASTER COULD CAUSE DAMAGE TO OUR FACILITIES AND EQUIPMENT, WHICH COULD REQUIRE US TO CURTAIL OR CEASE OPERATIONS.

Our headquarters are located in the San Francisco Bay Area, near known earthquake fault zones, and are vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area, causing significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or completely, impaired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following section describes our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This section contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in the risk factors section of this Quarterly Report on Form 10-Q. We believe there have been no significant changes in our market risk exposures during the three months ended June 30, 2004, as compared to what was previously disclosed in our annual report on Form 10-K for the year ended December 31, 2003.

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

Interest Rate Risk

        As of June 30, 2004, we had cash, cash equivalents and short-term investments of $99.1 million. Interest rates are presently low. In the event that rates increase in the future, any subsequent decline in interest rates over time would materially reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents and short-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

        Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In April 2004, the Company was served with a civil complaint filed by Voice Capture, Inc. against the Company in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which also names as defendants Intel Corporation and Dialogic Corporation, alleges that certain software and services of the Company infringe upon certain claims contained in U.S. Patent No. Re 34587 (“Interactive Computerized Communications Systems with Voice Input and Output”). The plaintiff is seeking unspecified damages. The Company is currently investigating the allegations raised in the Complaint. However, the Company believes that the allegations of the Complaint are without merit and intends to defend the litigation vigorously.

        In August 2001, the first of a number of complaints was filed, in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased the Company’s stock between April 12, 2000, and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and some of its directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against the Company. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including the Company) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon the Company, as payments, if any, are expected to be made by insurance carriers, rather than by the Company. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In the event a settlement is not concluded, the Company intends to defend the litigation vigorously. The Company believes that it has meritorious defenses to the claims against itself.

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

        In addition, the Company is subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - DOUG TO UPDATE TOMORROW 08-06-04

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

* Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-96217), as declared effectively by the Securities and Exchange Commission on February 4, 2000.

** Incorporated by reference to the Company’s Form 8-K (file No. 000-30203), as filed on December 13, 2002.

(b)     Reports on Form 8-K

Date Furnished	Item No.	Description

April 6, 2004***	Items 7 and 12	On April 6, 2004, the Company furnished a report on Form 8-K to report under Item 12 that it had changed its estimate for the quarter ended March 31, 2004, and to list under Item 7 a press release furnished with the filing.

April 19, 2004***	Items 7 and 12	On April 19, 2004, the Company furnished a report on Form 8-K to report under Item 12 its financial results for the quarter ended March 31, 2004, and to list under Item 7 a press release furnished with the filing. The Company's statement of operations and balance sheet for the quarter ended March 31, 2004 were included with the press release that is an exhibit to the report.

April 21, 2004	Item 5	On April 21, 2004, the Company furnished a report on Form 8-K to report under Item 5 that the Company was served with a civil complaint filed by Voice Capture, Inc.

        *** This furnished 8-K shall not be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.
(Registrant)

Date: August 6, 2004	By: /s/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer

End of Filing