Form 10-Q/A
period 2004-03-31
NUANCE COMMUNICATIONS
filed 2004-11-09
CIK 1102556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Form 10-Q/A is being filed for the purpose of amending Items 1, 2 and 4 of Part 1 of Form 10-Q for the quarterly period ended March 31, 2004, as originally filed on May 7, 2004, to restate cost of service, cost of maintenance, and the components of functional expenses on the condensed consolidated statements of operations for the three months ended March 31, 2004. We have made no further changes to the previously filed Form 10-Q. All information in the Form 10-Q/A is for the period ended March 31, 2004 and does not reflect information subsequent to May 7, 2004.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

FORM 10-Q/A, MARCH 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$46,425	$40,206
Short-term investments	59,490	66,599
Accounts receivable, net of allowance for doubtful accounts of $375 and $837, respectively	10,016	13,934
Prepaid expenses and other current assets	4,963	4,246

Total current assets	120,894	124,985
Property and equipment, net	4,186	3,937
Intangible assets, net	889	993
Restricted cash	11,136	11,113
Other assets	466	469

Total assets	$137,571	$141,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,096	$1,086
Accrued vacation	1,744	1,513
Accrued liabilities	5,643	5,407
Current portion of deferred revenue	8,096	7,731
Current portion of restructuring accrual	9,363	9,554
Current portion of capital lease	—	33

Total current liabilities	25,942	25,324
Long-term deferred revenue	537	699
Long-term restructuring accrual	40,727	42,891
Other long-term liabilities	24	22

Total liabilities	67,230	68,936

Commitments and contingencies (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value, 250,000,000 shares authorized; 35,114,000 shares and 34,995,000 shares issued and outstanding, respectively	35	35
Additional paid-in capital	330,351	329,975
Accumulated other comprehensive income	759	748
Accumulated deficit	(260,804)	(258,197)

Total stockholders’ equity	70,341	72,561

Total liabilities and stockholders’ equity	$137,571	$141,497

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(As Restated, See Note 2)
Revenue:
License	$5,503	$6,078
Service	3,562	2,811
Maintenance	3,637	2,674

Total revenue	12,702	11,563

Cost of revenue:
License	88	96
Service (1)	2,597	2,444
Maintenance (1)	708	646

Total cost of revenue	3,393	3,186

Gross profit	9,309	8,377
Operating expenses:
Sales and marketing (1)	6,189	7,062
Research and development (1)	4,097	3,855
General and administrative (1)	1,929	3,134
Non-cash stock-based compensation expense	73	74
Restructuring credits	(41)	(943)

Total operating expenses	12,247	13,182

Loss from operations	(2,938)	(4,805)
Interest and other income, net	234	466

Loss before income taxes	(2,704)	(4,339)
Benefit from income taxes	(97)	(64)

Net loss	$(2,607)	$(4,275)

Basic and diluted net loss per share	$(0.07)	$(0.13)

Shares used to compute basic and diluted net loss per share	35,067	34,169

(1) Excludes non-cash stock-based compensation as follows:
Service and maintenance cost of revenue	$—	$8
Sales and marketing	—	11
Research and development	73	30
General and administrative	—	25

Total non-cash stock-based compensation	$73	$74

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,607)	$(4,275)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	786	1,125
Non-cash stock-based compensation	73	74
Provision for doubtful accounts	(462)	63
Changes in operating assets and liabilities:
Accounts receivable	4,380	855
Prepaid expenses, other current assets and other assets	(714)	(47)
Accounts payable	10	(452)
Accrued and other liabilities	436	989
Restructuring accrual	(2,355)	(2,692)
Deferred revenue	203	(821)

Net cash used in operating activities	(250)	(5,181)

Cash flows from investing activities:
Purchase of investments	(15,201)	(24,020)
Maturities of investments	22,324	29,701
Purchase of property and equipment	(931)	(574)
Increase (decrease) in restricted cash	(23)	2

Net cash generated from investing activities	6,169	5,109

Cash flows from financing activities:
Proceeds from exercise of stock options	303	6

Net cash generated from financing activities	303	6

Effect of exchange rate fluctuations on cash and cash equivalents	(3)	155

Net increase in cash and cash equivalents	6,219	89
Cash and cash equivalents, beginning of period	40,206	43,771

Cash and cash equivalents, end of period	$46,425	$43,860

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$1
Income taxes	$72	$309
Supplementary disclosures of non-cash transactions:
Unrealized gain (loss) on available-for-sale securities	$14	$(28)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

2004 Financial Statement Restatement

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended March 31, 2004, we discovered that our presentation of the cost of service, cost of maintenance, and the components of functional expenses for the three months ended March 31, 2004 was not correct due to a misclassification of some common overhead costs. Accordingly, cost of service, cost of maintenance and components of functional expenses for the three months ended March 31, 2004 have been restated. This change did not impact the Company’s condensed consolidated statements of financial position, the statements of cash flows, revenue or net loss for any of the periods presented.

	Three months ended March 31, 2004
	As previously reported	As restated
Cost of service	$2,653	$2,597
Cost of maintenance	724	708
Cost of revenue	3,465	3,393

Sales and marketing	6,274	6,189
Research and development	4,173	4,097
General and administrative	1,696	1,929

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss	$(2,607)	$(4,275)
Basic and diluted shares:
Weighted average shares of common stock outstanding	35,067	34,192
Less: weighted average shares of common stock subject to repurchase	—	(23)

Weighted average shares used to compute basic and diluted net loss per share	35,067	34,169

Basic and diluted net loss per share	$(0.07)	$(0.13)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. INTANGIBLE ASSETS

Information regarding the Company’s intangible assets follows (in thousands):

	As of March 31, 2004
	Gross Amount	Accumulated Amortization	Net	Remaining life
Purchased Technology	$2,618	$(1,985)	$633	23 months
Patents Purchased	375	(119)	256	42 months

Total	$2,993	$(2,104)	$889

	As of December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Remaining life
Purchased Technology	$2,618	$(1,900)	$718	35 months
Patents Purchased	375	(100)	275	54 months

Total	$2,993	$(2,000)	$993

As of March 31, 2004, total estimated amortization of the purchased technology and the patents, for the next five years, is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2004 (remaining 9 months)	$309
2005	413
2006	117
2007	50
2008	—

Total	$889

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The restructuring charges and balance as of March 31, 2004 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)

Accrual balance at December 31, 2001	$29,043	$100	$—	$29,143

Total charges for the year ending December 31, 2002	$31,829	$—	$—	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	—	(9,442)

Balance at December 31, 2002	$51,530	$—	$—	$51,530

Total charges for the year ending December 31, 2003	$11,316	$—	$(943)	$10,373
Amount utilized in the year ending December 31, 2003	(10,477)	—	943	(9,534)

Balance at December 31, 2003	$52,369	$—	$—	$52,369

Total charges for the quarter ended March 31, 2004	$—	$—	$—	$—
Amount utilized in the quarter ended March 31, 2004	(2,279)	—	—	(2,279)

Balance at March 31, 2004	$50,090	$—	$—	$50,090

Current restructuring accrual	$9,363	$—	$—	$9,363
Long-term restructuring accrual	$40,727	$—	$—	$40,727

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

10. STOCK-BASED COMPENSATION

Approximately 3,152,000 stock options were granted by the Company before its initial public offering in 2000, at a weighted average exercise price of $8.58. The Company records deferred stock compensation equal to the difference, if any, between the grant price and fair value of the Company’s common stock on the date of

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding revenue and expense trends and cash positions, sales and marketing, hiring activities, product development and product capabilities and performance, as well as the Company’s expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks”, “projected”, “assumes” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Risk Factors” below and elsewhere in this Report on Form 10-Q/A and in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

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

OVERVIEW OF OPERATIONS

Our growth and anticipated profitability are heavily dependent upon general economic conditions and demand for information technology. Our growth has traditionally been fueled by sales to the telecommunications and financial services industries. Some industries have sustained slowdowns over the past several years. Even though information technology spending appears to be increasing, it is difficult to predict the trend in information technology spending trend for the foreseeable future.

In response to the challenging business environment, we have evolved and continue to evolve our strategic direction in a way that we believe will improve our business performance. Our strategic objectives include:

•	focusing resources on geographic and industry targets believed to have the highest potential for revenue,

•	evolving our voice platform and developing supporting applications designed to increase the speed and ease of deployment and reduce the total cost of ownership of speech systems,

•	developing and strengthening a multi-channel selling model,

•	developing advanced speech technologies that deliver customer value and maintain our leadership position in the speech industry.

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

As discussed in Note 2 to the consolidated financial statements, the Company’s consolidated statement of operations for the three months ended March 31, 2004 has been restated. Management’s discussion and analysis of financial condition and results of operations gives effect to that restatement.

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

	Three Months Ended March 31,
	2004	2003	% change
Revenue:
License	$5,503	$6,078	(9)%
Service	3,562	2,811	27
Maintenance	3,637	2,674	36

Total revenue	12,702	11,563	10
Cost of revenue:
License	88	96	(8)
Service	2,597	2,444	6
Maintenance	708	646	10

Total cost of revenue	3,393	3,186	6

Gross profit	9,309	8,377	11
Operating expenses:
Sales and marketing	6,189	7,062	(12)
Research and development	4,097	3,855	6
General and administrative	1,929	3,134	(38)
Non-cash stock-based compensation expense	73	74	(1)
Restructuring credits	(41)	(943)	(96)

Total operating expenses	12,247	13,182	(7)

Loss from operations	(2,938)	(4,805)	(39)
Interest and other income, net	234	466	(50)

Loss before income taxes	(2,704)	(4,339)	(38)
Benefit from income taxes	(97)	(64)	52

Net loss	$(2,607)	$(4,275)	(39)

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2004	2003
Revenue:
License	43%	53%
Service	28	24
Maintenance	29	23

Total revenue	100	100
Cost of revenue:
License	1	1
Service	20	21
Maintenance	6	6

Total cost of revenue	27	28

Gross profit	73	72
Operating expenses:
Sales and marketing	49	61
Research and development	32	33
General and administrative	15	27
Non-cash stock-based compensation expense	1	1
Restructuring credits	(1)	(8)

Total operating expenses	96	114

Loss from operations	(23)	(42)
Interest and other income, net	1	4

Loss before income taxes	(22)	(38)
Benefit from income taxes	(1)	(1)

Net loss	(21)%	(37)%

	For Three Months Ended March 31,
	2004	2003
Gross profits:
License revenue gross profit	98%	98%
Service revenue gross profit	27	13
Maintenance revenue gross profit	81	76
Total revenue gross profit	73	72

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

For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, gross profit remained relatively constant. Total revenue increased 10% and cost of sales increased 6%. Service revenue gross profit increased substantially from 13 to 27% as a result of improved utilization of our service employees and maintenance revenue gross profit increased from 76% to 81%, which is relatively constant with growing maintenance revenue.

For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, operating expenses decreased 7%, primarily due to lower employee-related expenses and net incremental savings from our restructuring efforts. Operating expenses also decreased significantly due to the reduction in variable costs relative to decrease in license revenue. We have attempted to reduce expenses to better align resources with revenue opportunities anticipated in the current economic environment.

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

Cost of service revenue as a percentage of service revenue was 73% for the three months ended March 31, 2004 and 87% for the three months ended March 31, 2003. For the three months ended March, 31, 2004 compared with the three months ended March 31, 2003, service revenue gross profit improved to 27% from 13%, primarily due to the increase in utilization of our professional service employees and the effective use of subcontractors to deliver consulting work for our customers.

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

For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, the cost of maintenance revenue increased slightly. Technical support personnel required to provide customers with product support remained at a relatively constant headcount. Maintenance gross profit increased to 81% from 76% for the three months ended March 31, 2003.

Operating Expenses

Sales and marketing

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing employees, travel costs and promotional expenditures, including public relations, advertising, trade shows and marketing materials.

For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, sales and marketing expense decreased approximately $0.9 million. This decrease was almost all attributable to a decrease in payroll and related expenses as a result of previous headcount reductions in the sales organization and the decrease in incentive-based compensation as a result of the relative decrease in license revenue. Headcount of sales and marketing personnel decreased by 15 employees, or 14%, from 104 employees at March 31, 2003 to 89 employees at March 31, 2004.

Research and development

Research and development expenses consist primarily of compensation and related costs for research and development employees and contractors.

For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, research and development expenses increased approximately $0.2 million. Majority of the increase is the result of severance payments related to two officers who left the Company in the first quarter of 2004. Headcount for research and development personnel increased by 3 employees, or approximately 3%, from 93 employees at March 31, 2003 to 96 employees at March 31, 2004.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for administrative employees, legal services, accounting services and other general corporate expenses.

For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, general and administrative expenses decreased approximately $1.2 million. This decrease was primarily attributable to a $0.6 million decrease in payroll and related overhead costs as a result of the headcount reduction, $0.5 million decrease in bad debt allowance and a decrease in insurance premiums of $0.1 million. In addition, there were transition expenses associated with the new and former CEO for the three months ended March 31, 2003, which were not incurred in the three months ended March 31, 2004. Headcount for general and administrative personnel decreased by 9 employees, a reduction of approximately 16%, from 58 employees at March 31, 2003 to 49 employees at March 31, 2004.

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

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. These quarterly variations are caused by a number of factors, including:

•	United States and global economic and political conditions;

•	delays or cancellations in expected orders by customers who are reducing or deferring spending or adjusting project plans;

•	delays in orders due to the complex nature of large telephony systems and the associated implementation projects;

•	timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

•	delays in recognition of revenue in accordance with applicable accounting principles;

•	our ability to develop, introduce, ship and support new and/or enhanced products, such as new versions of our software platform and applications, that respond to changing technology trends in a timely manner, and our ability to manage product transitions;

•	rate of market adoption for speech technology and our products, such as our software platform and applications;

•	changes in our selling model, including focus of certain sales representatives on direct sales to end user customers and the resulting potential for channel conflict;

•	unexpected customer non-renewal of maintenance contracts or lower renewal instances than anticipated;

•	delays in the negotiation and documentation of orders, particular large orders and orders from large companies;

•	the amount and timing of our expenses; and

•	the utilization rate of our professional services personnel, which is dependent upon acquisition of new projects as large scale, multi-quarter projects near completion.

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

The continued development of the market for our products will depend upon the following factors, among others:

•	acceptance by businesses of the benefits of speech technology;

•	widespread and successful deployment of speech software applications;

•	customer demand for services and solutions having a voice user interface;

•	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web-based and touch tone IVR self service solutions;

•	adoption of industry standards for speech software and related technologies; and

•	continuing improvements in hardware and telephony technology that may reduce the costs and deployment time of speech software solutions.

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

International sales represented approximately 39% of our total revenue in 2003 and approximately 40% of our total revenue for the first quarter of 2004. We anticipate that revenue from markets outside the United States will continue to represent a meaningful portion of our total revenue for the foreseeable future. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include:

•	difficulties and costs of staffing and managing foreign operations;

•	the difficulty in establishing and maintaining an effective international third-party reseller network;

•	the burden of complying with a wide variety of foreign laws, particularly with respect to tax, intellectual property and license requirements;

•	longer sales and payment cycles than we experience in the United States;

•	political and economic instability outside the United States;

•	import or export licensing and product certification requirements;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	potential adverse tax consequences, including higher marginal rates and withholding taxes;

•	the impact of foreign exchange translations on the expense of our foreign operations; and

•	a limited ability, and significant costs, to enforce agreements, intellectual property rights and other rights in most foreign countries.

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

OUR STOCK PRICE MAY BE VOLATILE, DUE TO FACTORS OUTSIDE OF OUR CONTROL.

Since our initial public offering in April 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The NASDAQ National Market and the securities of technology companies in particular, have experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

•	actual or anticipated variations in operating results;

•	announcements of operating results and business conditions by our customers, suppliers or competitors;

•	announcements by our competitors relating to new customers, technological innovations or new services;

•	announcements by us of new product lines and/or shifts in business focus or sales and distribution models;

•	material increases in our plans for, or actual rate of, capital expenditures for infrastructure, information technology and other similar capital expenditures;

•	economic developments in our industry as a whole;

•	general market and economic conditions; and

•	general decline and other changes in information technology and capital spending plans.

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

WE COULD BE ADVERSELY IMPACTED BY THE NEED FOR AN INCREASE IN OUR RESTRUCTURING ACCRUAL FOR OUR PACIFIC SHORES FACILITY

A significant portion of our restructuring accrual is represented by a lease loss created by our decision not to occupy our leased Pacific Shores facility. The accrual assumptions for such loss are based upon estimates of real estate market conditions and values. These market conditions are subject to wide fluctuations, and market values could decline further, which may require an additional restructuring accrual. We have attempted to sublease the Pacific Shores facility, but, to date, have not been successful in those efforts. There can be no assurances that we will be able to sublease the facility at a lease rate approximating our estimate of its lease value, or at all. If we are unable to sublease, we may have to record an additional restructuring charge of up to $40 million, which represents the sublease income we have estimated to receive, over the remaining life of the lease of approximately eight years.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company. In February 2001, we acquired non-exclusive intellectual property rights from a third-party. For the year ended December 31, 2001, we performed an impairment analysis and determined that our asset related to the SpeechFront acquisition was impaired and was subsequently written down to its estimated fair value. Any future acquisitions of companies or technologies would be accompanied by risks such as:

•	difficulties in assimilating the operations, personnel and technologies of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with impairments of acquired assets, such as goodwill or acquired workforce;

•	increases in the risk of claims against us, related to the intellectual property we acquire;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS WHICH MAY DELAY OR PREVENT A CHANGE OF CONTROL OF NUANCE.

Our Shareholder Rights Plan, as well as provisions of our charter and bylaws, may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of Nuance. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	our Shareholder Rights Plan adopted in December 2002;

•	the division of the board of directors into three separate classes;

•	the elimination of cumulative voting in the election of directors;

•	prohibitions on our stockholders acting by written consent and calling special meetings;

•	procedures for advance notification of stockholder nominations and proposals; and

•	the ability of the board of directors to alter our bylaws without stockholder approval.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on our management’s evaluation, including considering the effect of the restatements, (with the participation of our principal executive officer and principal financial officer) as of the end of the period covered by this quarterly Report on Form 10-Q/A, our disclosure controls and internal procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended March 31, 2004, we discovered that our presentation of cost of service, cost of maintenance, and the components of functional expenses for the first quarter of 2004 was not correct due to a misclassification of some common overhead costs. Accordingly, cost of service, cost of maintenance and the components of functional expenses for the periods presented have been restated as described in Note 2 of notes to the condensed consolidated financial statements included in this Report on Form 10-Q/A. This change did not impact the Company’s condensed consolidated statements of financial position, the statements of cash flows, revenue or net loss for any of the periods presented. In response to the discovery of this misclassification error during the third quarter of 2004, we have implemented processes and procedures, including the use of comparative reports in the management review of the allocation of common overhead costs to the cost of service, cost of maintenance and components of functional expenses, intended to ensure that this misclassification error is not repeated.

As previously reported, during the preparation of our consolidated financial statements for the year ended December 31, 2003, we discovered that our pro-forma footnote disclosures required by FAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, with respect to the fair value of our stock-based awards for the year ended December 31, 2003 and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, were not calculated correctly. We have corrected the disclosure for the quarter ended March 31, 2003, as described in Note 2 of notes to the condensed consolidated financial statements included in this Report on Form 10-Q/A. In response to the discovery of this calculation effort, we implemented processes and procedures during the first quarter of 2004, including increased management review of the parameters used to calculate the valuation of stock options and employee stock purchase program shares for the stock-based compensation disclosure, intended to ensure that this calculation error is not repeated.

Except as described above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2004 that has materially affected or is reasonably likely, to materially affect the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

Exhibit Index

Exhibit number	Description
3.1*	Restated Certificate of Incorporation of the Company, as currently in effect.

3.2**	Bylaws of the Company, as currently in effect.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (File no. 333-96217) as declared effectively by the Securities and Exchange Commission on February 4, 2000.
**	Incorporated by reference to the Company’s Form 8-K (file No. 000-30203), as filed on December 13, 2002.

(b) Reports on Form 8-K

Date Furnished	Item No.	Description
January 27, 2004***	Items 7 and 12	On January 27, 2004, the Company furnished a report on Form 8-K to report under Item 12 its financial results for the quarter and fiscal year ended December 31, 2003, and to list under Item 7 a press release furnished with the filing. The Company’s statement of operations and balance sheet for the quarter and fiscal year ended December 31, 2003 were included with the press release that is an exhibit to the report

***	This furnished 8-K shall not be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2004

NUANCE COMMUNICATIONS, INC.
(Registrant)

By:	/s/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer