Form 10-Q/A
period 2004-06-30
NUANCE COMMUNICATIONS
filed 2004-11-09
CIK 1102556

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

This Form 10-Q/A is being filed for the purpose of amending Items 1, 2 and 4 of Part 1 of Form 10-Q for the quarterly period ended June 30, 2004, as originally filed on August 9, 2004, to restate cost of service, cost of maintenance, and the components of functional expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2004. We have made no further changes to the previously filed Form 10-Q. All information in the Form 10-Q/A is for the period ended June 30, 2004 and does not reflect information subsequent to August 9, 2004.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

FORM 10-Q/A, JUNE 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$56,730	$40,206
Short-term investments	42,331	66,599
Accounts receivable, net of allowance for doubtful accounts of $553 and $837, respectively	11,366	13,934
Prepaid expenses and other current assets	4,231	4,246

Total current assets	114,658	124,985
Property and equipment, net	4,573	3,937
Intangible assets, net	786	993
Restricted cash	11,136	11,113
Long-term investments	2,294	—
Other assets	459	469

Total assets	$133,906	$141,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,407	$1,086
Accrued vacation	1,790	1,513
Accrued liabilities	5,732	5,407
Current portion of deferred revenue	6,754	7,731
Current portion of restructuring accrual	9,253	9,554
Current portion of capital lease	—	33

Total current liabilities	24,936	25,324
Long-term deferred revenue	288	699
Long-term restructuring accrual	39,221	42,891
Other long-term liabilities	27	22

Total liabilities	64,472	68,936

Commitments (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value, 250,000 shares authorized; 35,530,000 shares and 34,995,000 shares issued and outstanding, respectively	35	35
Additional paid-in capital	331,282	329,975
Accumulated other income	517	748
Accumulated deficit	(262,400)	(258,197)

Total stockholders’ equity	69,434	72,561

Total liabilities and stockholders’ equity	$133,906	$141,497

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as Restated See Note 2)		(as Restated See Note 2)
Revenue:
License	$7,169	$6,236	$12,672	$12,314
Service	3,412	3,626	6,974	6,437
Maintenance	3,812	3,062	7,449	5,736

Total revenue	14,393	12,924	27,095	24,487

Cost of revenue:
License	140	84	228	180
Service (1)	2,254	2,521	4,851	4,965
Maintenance (1)	683	634	1,391	1,280

Total cost of revenue	3,077	3,239	6,470	6,425

Gross profit	11,316	9,685	20,625	18,062

Operating expenses:
Sales and marketing (1)	7,331	7,291	13,520	14,353
Research and development (1)	3,562	3,972	7,659	7,827
General and administrative (1)	2,345	3,005	4,274	6,139
Non-cash stock-based compensation	—	(88)	73	(14)
Restructuring credit	—	—	(41)	(943)

Total operating expenses	13,238	14,180	25,485	27,362

Loss from operations	(1,922)	(4,495)	(4,860)	(9,300)
Interest and other income, net	306	253	540	719

Loss before income taxes	(1,616)	(4,242)	(4,320)	(8,581)
Benefit from income taxes	(20)	(1,575)	(117)	(1,639)

Net loss	$(1,596)	$(2,667)	$(4,203)	$(6,942)

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.12)	$(0.20)

Shares used to compute basic and diluted net loss per share	35,386	34,375	35,226	34,272

(1) Excludes non-cash stock-based compensation as follows:
Service and maintenance cost of revenue	$—	$(13)	$—	$(5)
Sales and marketing	—	(18)	—	(7)
Research and development	—	(46)	73	(16)
General and administrative	—	(11)	—	14

Total non-cash stock-based compensation	$—	$(88)	$73	$(14)

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,203)	$(6,942)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,523	2,356
Non-cash stock-based compensation	73	(14)
Provision for doubtful accounts	(225)	(8)
Changes in operating assets and liabilities:
Accounts receivable	2,793	(2,922)
Prepaid expenses, other current assets and other assets	25	(445)
Accounts payable	321	(279)
Accrued liabilities and other current and long-term liabilities	574	(644)
Restructuring accrual	(3,971)	(5,333)
Deferred revenue	(1,388)	(1,162)

Net cash used in operating activities	(4,478)	(15,393)

Cash flows from investing activities:
Purchase of investments	(34,259)	(61,630)
Maturities of investments	56,151	58,628
Purchase of property and equipment	(1,952)	(867)
Decrease in restricted cash	(23)	(29)

Net cash provided by (used in) investing activities	19,917	(3,898)

Cash flows from financing activities:
Proceeds from exercise of stock options	382	49
Proceeds from employee stock purchase plan	852	510

Net cash provided by financing activities	1,234	559

Effect of exchange rate fluctuations on cash and cash equivalent	(149)	349

Net increase (decrease) in cash and cash equivalents	16,524	(18,383)
Cash and cash equivalents, beginning of period	40,206	43,771

Cash and cash equivalents, end of period	$56,730	$25,388

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$2	$3
Income taxes	$190	$354
Supplementary disclosures of non-cash transactions:
Unrealized loss on available-for-sale securities	$(82)	$(91)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Restructuring and Asset Impairment Charges

The Company accrues for restructuring costs when management approves and commits to a firm plan. Historically the main components of the Company’s restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges are accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions are made relating to the (1) time period over which the building would remain vacant (2) sublease terms and (3) sublease rates. The Company establishes the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates are derived using the guidance provided in Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges”, EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Statement of Financial Accounting Standards (“SFAS”) No.146 “Accounting for Costs Associated with Exit or Disposal Activities”. These reserves are based upon management’s estimate of the time required to sublet the property and the amount of sublet income that may be generated between the date the property is not occupied and expiration of the lease for the unoccupied property. These estimates are reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Software Development Costs—Software to be Sold

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

Software Development Costs—Internal Use

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

Stock-based Compensation.

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” Stock-based compensation is amortized under SFAS No. 123 under the straight line method. The Company adopted the disclosure-only provisions of SFAS No. 123.

Pro forma net loss and net loss per share information, as required by SFAS No. 123, have been determined as if the Company had accounted for all employee stock options granted, including shares issued to employees under the Employee Stock Purchase Plan, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,596)	$(2,667)	$(4,203)	$(6,942)
Add: Stock-based employee compensation expense (benefit) included in net loss	—	(88)	73	(14)
Less: Total stock-based employee compensation expense under fair value method for all awards	(7,086)	(8,945)*	(15,307)	(17,741)*

Pro forma net loss	$(8,682)	$(11,700)	$(19,437)	$(24,697)

Basic and diluted net loss per share—as reported	$(0.05)	$(0.08)	$(0.12)	$(0.20)
Basic and diluted net loss per share—pro forma	$(0.25)	$(0.34)*	$(0.55)	$(0.72)*

*	Restated as described below

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

2004 Financial Statement Restatement

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended June 30, 2004, we discovered that our presentation of the cost of service, cost of maintenance, and components of functional expenses for the three months ended March 31, 2004 and three and six months ended June 30, 2004 was not correct due to a misclassification of some common overhead costs. Accordingly, cost of service, cost of maintenance and components of functional expenses for the three months ended March 31, 2004

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

and three and six months ended June 30, 2004 have been restated. This change did not impact the Company’s condensed consolidated statements of financial position, the statements of cash flows, revenue or net loss for any of the periods presented.

	Three months ended June 30, 2004		Six months ended June 30, 2004
	As previously reported	As restated	As previously reported	As restated
Cost of service	$2,374	$2,254	$5,027	$4,851
Cost of maintenance	718	683	1,442	1,391
Cost of revenue	3,232	3,077	6,697	6,470

Sales and marketing	7,516	7,331	13,790	13,520
Research and development	3,740	3,562	7,913	7,659
General and administrative	1,827	2,345	3,523	4,274

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

periods. The total number of shares excluded from diluted net loss per share was 10,184,377 shares and 9,941,505 shares for the three and six months ended June 30, 2004, respectively; The total number of shares excluded from diluted net loss per share were 9,751,000 shares and 9,394,000 shares for the three and six months ended June 30, 2003, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(1,596)	$(2,667)	$(4,203)	$(6,942)

Basic and diluted shares:
Weighted average shares of common stock outstanding	35,386	34,390	35,226	34,291
Less: weighted average shares of common stock subject to repurchase	—	(15)	—	(19)

Weighted average shares used to compute basic and diluted net loss per share	35,386	34,375	35,226	34,272

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.12)	$(0.20)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The restructuring charges and balance as of June 30, 2004 are as follows (in thousands):

	Lease Loss	Severance & Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)

Accrual balance at December 31, 2001	$29,043	$100	$—	$29,143

Total charges for the year ending December 31, 2002	$31,829	$—	$—	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	—	(9,442)

Balance at December 31, 2002	$51,530	$—	$—	$51,530

Total charges for the year ended December 31, 2003	$11,316	$—	$(943)	$10,373
Amount utilized in the year ending December 31, 2003	(10,477)	—	943	(9,534)

Balance at December 31, 2003	$52,369	$—	$—	$52,369

Current restructuring accrual	$9,478	$—	$—	$9,478
Long-term restructuring accrual	$42,891	$—	$—	$42,891

Total charges for the quarter ended March 31, 2004	$—	$—	$—	$—
Amount utilized in the quarter ended March 31, 2004	(2,279)	—	—	(2,279)

Balance at March 31, 2004	$50,090	$—	$—	$50,090

Total charges for the quarter ended June 30, 2004	$—	$—	$—	$—
Amount utilized in the quarter ended June 30, 2004	(1,616)	—	—	(1,616)

Balance at June 30, 2004	$48,474	$—	$—	$48,474

Current restructuring accrual	$9,253	$—	$—	$9,253
Long-term restructuring accrual	$39,221	$—	$—	$39,221

Q3 2002 Plan
Balance at December 31, 2003	$35	$—	$—	$35
As of December 31, 2003:
Current restructuring accrual	$35	$—	$—	$35

Amount utilized in the quarter ending March 31, 2004	(35)	—	—	(35)

Balance at March 31, 2004	—	—	—	—

Q3 2003 Plan
Balance at December 31, 2003	$—	$41	$—	$41
As of December 31, 2003:
Current restructuring accrual	$—	$41	$—	$41

Amount utilized in the quarter ending March 31, 2004	—	(41)	—	(41)

Balance at March 31, 2004	—	—	—	—

Summary for balance at December 31, 2004 (All plans together)
Total restructuring accrual: Current	$9,513	$41	$—	$9,554
Total restructuring accrual: Long-term	$42,891	$—	$—	$42,891

Summary for balance at June 30, 2004 (Only 2001 plan left)
Total restructuring accrual: Current	$9,253	$—	$—	$9,253
Total restructuring accrual: Long-term	$39,221	$—	$—	$39,221

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. STOCK-BASED COMPENSATION

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding revenue and expense trends and cash positions, sales and marketing, hiring activities, product development and product capabilities and performance, as well as the Company’s expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks”, “projected”, “assumes” and “estimates” and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q/A and in other reports or documents filed by us from time to time with the Securities and Exchange Commission.

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

In response to the challenging business environment, we have evolved and continue to evolve our strategic direction in a way that we believe will improve our business performance. Our strategic objectives include:

•	focusing resources on geographic and industry targets believed to have the highest potential for revenue;

•	evolving our voice platform and development tools to increase the speed and ease of deployment, and reduce the total cost of ownership, of speech systems;

•	developing speech applications designed to reduce deployment time and lower maintenance requirements,

•	developing and strengthening a multi-channel selling model; and

•	developing advanced speech technologies that deliver customer value and maintain our leadership position in the speech industry.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2004 have been restated. Management’s discussion and analysis of financial condition and results of operations gives effect to that restatement.

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

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License	50%	48%	47%	50%
Service	24	28	26	26
Maintenance	26	24	27	24

Total revenue	100	100	100	100
Cost of revenue:
License	1	1	1	1
Service	15	19	18	20
Maintenance	5	5	5	5

Total cost of revenue	21	25	24	26

Gross profit	79	75	76	74
Operating expenses:
Sales and marketing (1)	51	56	50	59
Research and development (1)	25	31	28	32
General and administrative (1)	16	23	16	25
Restructuring credit	—	—	—	(4)

Total operating expenses	92	110	94	112

Loss from operations	(13)	(35)	(18)	(38)
Interest and other income, net	2	2	2	3

Loss before income taxes	(11)	(33)	(16)	(35)
Benefit for income taxes	—	(12)	—	(7)

Net loss	(11)%	(21)%	(16)%	(28)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross profits:
License revenue gross profit	98%	99%	98%	99%
Service revenue gross profit	34	30	30	23
Maintenance revenue gross profit	82	79	81	78
Total revenue gross profit	79%	75%	76%	74%

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

For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, service revenue decreased by $0.2 million, or approximately 6%. This decrease was related to a large multi-quarter contract with customers in the telecommunications sector, in which a major portion of revenue from this contract was recognized in the second quarter of 2003. Cost of service revenue as a percentage of service revenue went from 70% to 66%. Service revenue gross profit increased from 30% to 34%, primarily due to the steady utilization of our professional service employees and subcontractors delivering consulting work for our customers.

For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, service revenue increased by $0.5 million, approximately 8%, primarily resulting from contracts entered into with two major customers in the first quarter of 2004.

For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, cost of service revenue as a percentage of service revenue decreased from 77% to 70%, primarily due to the steady utilization of our professional service employees and subcontractors delivering consulting work for our customers, coupled with an increase in the service revenue.

Maintenance revenue and cost of maintenance revenue.

For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, maintenance revenue increased 25%. The increased maintenance revenue was primarily due to the increased technical support associated with the increased license revenue. Renewals on technical support contracts and one-time benefits from fees paid by customers or third-party resellers to reinstate support contracts also contributed to the increase for the three month period comparison. For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, maintenance gross profit increased to 82% from 79%.

For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, maintenance revenue increased 30%, as a result of an increase in the support contract renewal rate and the increased technical support associated with the increased license revenue. For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, cost of maintenance revenue increased 9%, primarily due to the increase in incentive based compensation to technical support personnel resulting from the increase in maintenance revenue. For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, maintenance gross profit increased to 81% from 78%.

Operating Expenses

Sales and marketing.

For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, sales and marketing expense increased slightly. This increase was mainly attributable to the increase in incentive-based compensation as a result of the relative increase in license revenue and an increase in the cost of our V-world trade show in the second quarter 2004, offset by a decrease in payroll and related expenses resulting from the decrease in headcount between the periods.

For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, sales and marketing expense decreased approximately $0.8 million. This decrease was almost all attributable to reduced payroll and related expenses as a result of the decrease in headcount between the periods. Headcount of sales and marketing personnel decreased by 12 employees, or 12%, from 101 employees at June 30, 2003 to 89 employees at June 30, 2004.

For the balance of fiscal 2004, while we anticipate that sales and marketing expenses will increase slightly, it will vary as a percentage of total revenue from period to period.

Research and development.

For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, research and development expenses decreased approximately $0.4 million, primarily from the decrease in payroll related expenses for the two senior engineering managers who left the Company in the first quarter of 2004.

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

General and administrative.

For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, general and administrative expenses decreased approximately $0.7 million, or approximately 22%. This decrease was primarily due to a decrease in payroll and related overhead costs as a result of the headcount reduction, reduced insurance premiums and reduced professional services expense.

For the six months ended June 30, 2004, compared with the six months ended June 30, 2003, general and administrative expenses decreased approximately $1.9 million, or approximately 30%, primarily due to the transitional expenses associated with the hiring of our new CEO in the first quarter of 2003, which were not incurred in the six months ended June 30, 2004. We also capitalized certain costs related to our financial system upgrade, which resulted in lower compensation expenses incurred in that period compared to the six months ended June 30, 2003. In addition, payroll and related overhead costs decreased due to headcount for general and administrative personnel decreasing by 8 employees, a reduction of approximately 14%, from 58 employees at June 30, 2003, to 50 employees at June 30, 2004.

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

	Six Months Ended June 30,
	2004	2003
Net cash used in operating activities	$(4,588)	$(15,393)
Net cash provided by (used in) investing activities	20,028	(3,898)
Net cash provided by financing activities	1,233	559
Increase (Decrease) in cash and cash equivalents	16,524	(18,383)

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

Our quarterly operating results have varied significantly in the past, and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. These quarterly variations are caused by a number of factors, including the following:

•	changes or projected changes in United States or international economic and political conditions;

•	delays or cancellations in expected orders by customers who are reducing or deferring spending or adjusting project plans;

•	delays in orders due to the complex nature of large telephony systems and the associated implementation projects;

•	timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

•	delays in recognition of revenue actually received, as required by applicable accounting principles;

•	our ability to develop, introduce, ship and support new and/or enhanced products, such as new versions of our software platform and applications, that respond to changing technology trends in a timely manner;

•	our ability to manage product transitions;

•	rate of market adoption for speech technology and our products, such as our software platform and applications;

•	changes in our selling model, including focus of certain sales representatives on direct sales to end user customers and the resulting potential for channel conflict;

•	unexpected customer non-renewal of maintenance contracts or lower renewal instances than anticipated;

•	delays in the negotiation and documentation of orders, particular large orders and orders from large companies;

•	changes in the amount, and the timing of ,our expenses; and

•	the utilization rate of our professional services personnel, which is dependent upon acquisition of new projects as large scale, multi-quarter projects near completion.

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

The continued development of the market for our products will depend upon the following factors, among others:

•	acceptance by businesses of the benefits of speech technology;

•	widespread and successful deployment of speech software applications;

•	end-user demand for services and solutions having a voice user interface;

•	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web-based and touch tone IVR self service solutions;

•	adoption of industry standards for speech software and related technologies; and

•	continuing improvements in hardware and telephony technology that may reduce the costs and deployment time of speech software solutions.

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

The software industry in general, and the field of speech and voice technologies in particular, are characterized by the existence of a significant number of patents. Litigation and threats of litigation based on allegations of patent infringement and the violation of intellectual property rights are normal in software markets and appear to be increasing. We attempt to avoid infringing known proprietary rights of third parties. However, we may be subject to claims and legal proceedings for alleged infringement, either by us or our customers, of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights. In addition, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us.

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

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses aggregating in excess of $262.4 million since our inception, including a net loss of approximately $19.3 million for the fiscal year ended December 31, 2003, and a net loss of approximately $1.6 million and $4.2 million for the three and six months, respectively, ended June 30, 2004. We expect to continue to spend significant amounts to develop and enhance our products, services and technologies and to enhance our delivery capabilities. As a result, we will need to generate increasing revenue to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. No assurances can be given that we will be profitable or have positive cash flow at any time in the future.

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

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS OUTSIDE OF OUR CONTROL.

Since our initial public offering in April 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The NASDAQ National Market and the securities of technology companies in particular, have experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

•	actual or anticipated variations in operating results;

•	announcements of operating results and business conditions by our customers, suppliers or competitors;

•	announcements by our competitors relating to new customers, technological innovations or new products or services;

•	announcements by us of new product lines and/or shifts in business focus or sales and distribution models;

•	material increases in our capital expenditures, including for infrastructure and information technology;

•	economic developments in our industry as a whole;

•	general market and economic conditions; and

•	general decline and other changes in information technology and capital spending plans.

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

WE COULD BE ADVERSELY IMPACTED BY THE NEED FOR AN INCREASE IN OUR RESTRUCTURING ACCRUAL FOR OUR PACIFIC SHORES FACILITY.

A significant portion of our restructuring accrual is represented by a lease loss created by our decision not to occupy our leased Pacific Shores facility. The accrual assumptions for such loss are based upon estimates of real estate market conditions and values. These market conditions are subject to wide fluctuations, and market values may not improve or may decline further, which could require an additional restructuring accrual. We have attempted to sublease the Pacific Shores facility, but, to date, have not been successful in those efforts. There can be no assurances that we will be able to sublease the facility at a lease rate approximating our estimate of its lease value, or at all. If we are unable to sublease the facility, we will have to record an additional restructuring charge of up to approximately $40 million, which represents the sublease income we have estimated we may receive over the remaining life of the lease of approximately eight years.

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

The market for speech software remains immature and emerging and industry standards are still being established. We may not be competitive unless our products support changing industry standards, as in such circumstance, customers may not use our speech software products. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time- consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products. Furthermore, the existence of multiple standards could chill the market for speech software in general, until a dominant standard emerges.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on our management’s evaluation, including considering the effect of the restatements (with the participation of our principal executive officer and principal financial officer) as of the end of the period covered by this quarterly Report on Form 10-Q/A, our disclosure controls and internal procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended June 30, 2004, we discovered that our presentation of cost of service, cost of maintenance, and the components of functional expenses for the first and second quarter of 2004 was not correct due to a misclassification of some common overhead costs. Accordingly, cost of service, cost of maintenance and the components of functional expenses for the periods presented have been restated as described in Note 2 of notes to the condensed consolidated financial statements included in this Report on Form 10-Q/A. This change did not impact the Company’s condensed consolidated statements of financial position, the statements of cash flows, revenue or net loss for any of the periods presented. In response to the discovery of this misclassification error during the third quarter of 2004, we have implemented processes and procedures, including the use of comparative reports in the management review of the allocation of common overhead costs to the cost of service, cost of maintenance and components of functional expenses, intended to ensure that this misclassification error is not repeated.

As previously reported, during the preparation of our consolidated financial statements for the year ended December 31, 2003, we discovered that our pro-forma footnote disclosures required by FAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, with respect to the fair value of our stock-based awards for the year ended December 31, 2003 and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, were not calculated correctly. We have corrected the disclosure for the quarters ended March 31 and June 30, 2003, as described in Note 2 of notes to the condensed consolidated financial statements included in this Report on Form 10-Q/A. In response to the discovery of this calculation effort, we implemented processes and procedures during the first quarter of 2004, including increased management review of the parameters used to calculate the valuation of stock options and employee stock purchase program shares for the stock-based compensation disclosure, intended to ensure that this calculation error is not repeated.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2004 that has materially affected or is reasonably likely, to materially affect the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Index

Exhibit number	Description
3.1*	Restated Certificate of Incorporation of the Company, as currently in effect.

3.2**	Bylaws of the Company, as currently in effect.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-96217), as declared effectively by the Securities and Exchange Commission on February 4, 2000.
**	Incorporated by reference to the Company’s Form 8-K (file No. 000-30203), as filed on December 13, 2002.

(b) Reports on Form 8-K

Date Furnished	Item No.	Description
April 6, 2004***	Items 7 and 12	On April 6, 2004, the Company furnished a report on Form 8-K to report under Item 12 that it had changed its estimate for the quarter ended March 31, 2004, and to list under Item 7 a press release furnished with the filing.

April 19, 2004***	Items 7 and 12	On April 19, 2004, the Company furnished a report on Form 8-K to report under Item 12 its financial results for the quarter ended March 31, 2004, and to list under Item 7 a press release furnished with the filing. The Company’s statement of operations and balance sheet for the quarter ended March 31, 2004 were included with the press release that is an exhibit to the report.

April 21, 2004	Item 5	On April 21, 2004, the Company furnished a report on Form 8-K to report under Item 5 that the Company was served with a civil complaint filed by Voice Capture, Inc.

***	This furnished 8-K shall not be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC. (Registrant)

Date: November 8, 2004	By:	/s/ KAREN BLASING
Karen Blasing Vice President and Chief Financial Officer