Form 10-Q
period 2004-09-30
NUANCE COMMUNICATIONS
filed 2004-11-09
CIK 1102556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

35,685,056 shares of the registrant’s common stock, $0.001 par value per share, were outstanding as of September 30, 2004.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

FORM 10-Q, SEPTEMBER 30, 2004

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$48,909	$40,206
Short-term investments	33,135	66,599
Accounts receivable, net of allowance for doubtful accounts of $ 567 and $ 837, respectively	13,389	13,934
Prepaid expenses and other current assets	3,947	4,246

Total current assets	99,380	124,985
Property and equipment, net	4,537	3,937
Intangible assets, net	683	993
Restricted cash	11,109	11,113
Long-term investments	14,915	—
Other assets	473	469

Total assets	$131,097	$141,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$913	$1,086
Accrued vacation	1,609	1,513
Accrued liabilities	6,123	5,407
Current portion of deferred revenue	7,991	7,731
Current portion of restructuring accrual	10,206	9,554
Current portion of capital lease	—	33

Total current liabilities	26,842	25,324
Long-term deferred revenue	584	699
Long-term restructuring accrual	55,214	42,891
Other long-term liabilities	30	22

Total liabilities	82,670	68,936

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $.001 par value, 250,000,000 shares authorized; 35,685,000 and 34,995,000 shares issued and outstanding, respectively	36	35
Additional paid-in capital	331,650	329,975
Accumulated other comprehensive income	710	748
Accumulated deficit	(283,969)	(258,197)

Total stockholders’ equity	48,427	72,561

Total liabilities and stockholders’ equity	$131,097	$141,497

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
License	$6,330	$7,095	$19,002	$19,409
Service	4,278	3,645	11,252	10,082
Maintenance	3,861	3,083	11,310	8,819

Total revenue	14,469	13,823	41,564	38,310

Cost of revenue:
License	89	102	317	282
Service (1)	2,807	2,479	7,658	7,444
Maintenance (1)	632	629	2,023	1,909

Total cost of revenue	3,528	3,210	9,998	9,635

Gross profit	10,941	10,613	31,566	28,675

Operating expenses:
Sales and marketing (1)	6,240	6,583	19,760	20,936

Research and development (1)	3,684	3,665	11,343	11,492

General and administrative (1)	3,352	2,753	7,626	8,892

Non-cash compensation expense	—	33	73	19

Restructuring expense	19,797	10,318	19,756	9,375

Total operating expenses	33,073	23,352	58,558	50,714

Loss from operations	(22,132)	(12,739)	(26,992)	(22,039)

Interest and other income, net	222	325	762	1,044

Loss before income taxes	(21,910)	(12,414)	(26,230)	(20,995)

Benefit from income taxes	(341)	(242)	(458)	(1,881)

Net loss	$(21,569)	$(12,172)	$(25,772)	$(19,114)

Basic and diluted net loss per share	$(0.61)	$(0.35)	$(0.73)	$(0.56)

Shares used to compute basic and diluted net loss per share	35,567	34,503	35,340	34,353

(1) Excludes non-cash stock-based compensation as follows:
Service and maintenance cost of revenue	$—	$5	$—	$—
Sales and marketing	—	7	—	—
Research and development	—	17	73	1
General and administrative	—	4	—	18

Total non-cash stock-based compensation	$—	$33	$73	$19

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(25,772)	$(19,114)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,290	3,367
Loss on disposal of property and equipment	39	—

Non-cash stock-based compensation	73	19
Provision for doubtful accounts	(211)	9
Changes in operating assets and liabilities:
Accounts receivable	756	(2,222)
Insurance claim receivable		(11,000)
Prepaid expenses, other current assets and other assets	295	7
Accounts payable	(173)	(883)
Accrued vacation, accrued liability, current portion of capital lease and Other long-term liability	787	(1,975)
Restructuring accrual	12,975	2,223
Legal settlement payable	—	11,000
Deferred revenue	145	(1,190)

Net cash used in operating activities	(8,796)	(19,759)

Cash flows from investing activities:
Purchase of investments	(54,254)	(84,884)
Maturities of investments	72,718	90,936
Purchase of property and equipment	(2,618)	(1,072)
Decrease in restricted cash	4	(28)

Net cash provided by investing activities	15,850	4,952

Cash flows from financing activities:
Proceeds from employee stock purchase plan	849	510
Proceeds from exercise of stock options	753	177

Net cash provided by financing activities	1,602	687

Effect of exchange rate fluctuations on cash and cash equivalents	47	426

Net increase (decrease) in cash and cash equivalents	8,703	(13,694)
Cash and cash equivalents, beginning of period	40,206	43,771

Cash and cash equivalents, end of period	$48,909	$30,077

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$3	$3
Income taxes	$249	$1,052
Supplementary disclosures of non-cash transactions:
Unrealized loss on available-for-sale securities	$(85)	$(149)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared under accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these instructions and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position as of September 30, 2004 and December 31, 2003, the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flow for the nine months ended September 30, 2004 and 2003. The results for the periods presented are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2004.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP (“Generally Accepted Accounting Principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allowance for doubtful accounts, restructuring accrual, income taxes, contingencies and percentage of completion estimates of certain revenue contracts. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and believes that any of the following potential factors could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: the volatility of, and rapid change in, the speech software industry; potential competition, including competition from larger, more established companies with newer, better, or less expensive products or services; the Company’s dependence on key employees for technology and support; the Company’s failure to adopt, or develop products based on, new industry standards; changes in the overall demand by customers and consumers for speech software products generally, and for the Company’s products in particular; changes in, or the loss of, certain strategic relationships (particularly reseller relationships); the loss of a significant customer(s) or order(s); litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; the Company’s inability to protect its proprietary intellectual property rights; adverse changes in domestic and international economic and/or political conditions or regulations; the Company’s inability to attract and retain employees necessary to support growth; liability with respect to the Company’s software and related claims if such software is defective or otherwise does not function as intended; a lengthy sales cycle which could result in the delay or loss of potential sales orders; seasonal variations in the Company’s sales due to patterns in the budgeting and purchasing cycles of our customers; the Company’s inability to manage its operations and resources in accordance with market conditions; the need for an increase in the Company’s restructuring accrual for the Pacific Shores facility; the failure to realize anticipated benefits from any potential acquisition of companies, products, or technologies; the Company’s inability to collect amounts owed to it by its customers; and the Company’s inability to develop localized versions of its products to meet international demand.

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

The timing of license revenue recognition is affected by whether the Company performs consulting services in the arrangement and the nature of those services. In the majority of cases, the Company either performs no consulting services or the Company performs services that are not essential to the functionality of the software. When the Company performs consulting and implementation services that are essential to the functionality of the software, the Company recognizes both license and consulting revenue utilizing contract accounting based on the percentage of the consulting services that have been completed. This calculation is done in conformity with SOP No. 81-1; however, judgment is required in determining the percentage of the project that has been completed. Revenue recognized from such contracts were $1.3 million and $2.2 million for the three and nine months ended September 30, 2004, respectively, and $1.6 million and $2.9 million for the three and nine months ended September 30, 2003, respectively.

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

Restructuring and Asset Impairment Charges

The Company accrues for restructuring costs when management approves and commits to a firm plan. Historically the main components of the Company’s restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges are accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions are made relating to the (1) time period over which the building would remain vacant (2) sublease terms and (3) sublease rates. The Company establishes the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates are derived using the guidance provided in Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges”, EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Statement of Financial Accounting Standards (“SFAS”) No.146 “Accounting for Costs Associated with Exit or Disposal Activities”. These reserves are based upon management’s estimate of the time required to sublet the property, the amount of sublet income that may be generated between the date the property is not occupied and expiration of the lease for the unoccupied property as well as costs to maintain the property and anticipated costs to sublease the property. These estimates are reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates. Also refer to Note 8.

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

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of September 30, 2004, the Company has no goodwill balance and no impairment of intangibles was recorded.

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

Software Development Costs – Internal Use

The Company purchased software for internal use during the nine months ended September 30, 2004. Therefore, external direct costs of software development and, payroll and payroll related costs incurred for time spent on the project by employees directly associated with the development, are capitalized after the “preliminary project stage” is completed. Accordingly, the Company had capitalized $1.0 million and $0 related to software development for internal use as of September 30, 2004 and December 31, 2003, respectively.

Comprehensive Loss

The Company reports comprehensive loss by major components and in a single total, the change in its net assets from non-owner sources, which for the Company is foreign currency translation adjustments and changes in unrealized gains and losses on investments.

The following table presents the components of comprehensive loss for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(21,569)	$(12,172)	$(25,772)	$(19,114)
Unrealized loss on investments	(3)	(58)	(85)	(149)
Foreign currency translation gain	196	77	47	426

Comprehensive loss	$(21,376)	$(12,153)	$(25,810)	$(18,837)

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

Pro forma net loss and net loss per share information, as required by SFAS No. 123, have been determined as if the Company had accounted for all employee stock options granted, including shares issued to employees under the Employee Stock Purchase Plan, under SFAS No. 123’s fair value method. The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(21,569)	$(12,172)	$(25,772)	$(19,114)
Add: Stock-based employee compensation expense included in net loss	—	33	73	19
Less: Total stock-based employee compensation expense under fair value method for all awards	(6,233)	(8,520)*	(21,540)	(26,261)*

Pro forma net loss	$(27,802)	$(20,659)	$(47,239)	$(45,356)

Basic and diluted net loss per share—as reported	$(0.61)	$(0.35)	$(0.73)	$(0.56)

Basic and diluted net loss per share—pro forma	$(0.78)	$(0.60)	$(1.34)	$(1.32)

*	Restated as described below

As previously reported, during the preparation of our consolidated financial statements for the year ended December 31, 2003, we discovered that our pro-forma footnote disclosures required by SFAS No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, with respect to the fair value of our stock-based awards for the year ended December 31, 2002 and 2001 and for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, were not calculated correctly. Accordingly, such pro forma amounts for the three and nine months ended September 30, 2003 presented above have been revised. The effect was to increase the pro forma net loss for the three and nine months ended September 30, 2003 by $5.8 million and $16.2 million, respectively. This change did not impact the Company’s condensed consolidated financial position, results of operations, or cash flows for any of the periods presented.

Reclassifications

Certain amounts related to financial information presented in the accompanying condensed consolidated financial statements and related notes as of September 30, 2003 have been reclassified to conform to the presentation of the three and nine months ended September 30, 2004.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, which was later revised in December 2003. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003. It applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have interest in any variable interest entities as of September 30, 2004, and the adoption of FIN 46 did not have a material effect on the Company’s financial statements.

In November 2003, the EITF reached an interim consensus on EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. Adoption of the consensus did not have a significant impact on the carrying value of its investments at September 30, 2004. The Company will continue to monitor the carrying value of its investments under this new guidance. On September 30, 2004, the FASB issued FSP (FASB Staff Position) EITF Issue 03-1-a to delay the effective date for the measurement and recognition guidance contained in EITF 03-01 until further guidance is issued.

4. NET LOSS PER SHARE

Net loss per share is calculated under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share for all periods presented since potential common shares from stock options and warrants are anti-dilutive due to the reported net loss. Shares subject to repurchase resulting from early exercises of options that have not vested are excluded from the calculation of basic and diluted net loss per share. During the three and nine months ended September 30, 2004 and 2003, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted loss per share in such periods, as their effect would have been anti-dilutive due to the net loss reported in such periods. The total number of shares excluded from diluted net loss per share was 9,777,000 shares and 9,887,000 shares for the three and nine months ended September 30, 2004, respectively. The total number of shares excluded from diluted net loss per share were 9,558,000 shares and 9,449,000 shares for the three and nine months ended September 30, 2003, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(21,569)	$(12,172)	$(25,772)	$(19,114)

Basic and diluted shares:
Weighted average shares of common stock outstanding	35,567	34,507	35,340	34,367
Less: Weighted average shares of common stock subject to repurchase	—	(4)	—	(14)

Weighted average shares used to compute basic and diluted net loss per share	35,567	34,503	35,340	34,353

Basic and diluted net loss per share	$(0.61)	$(0.35)	$(0.73)	$(0.56)

5. INVESTMENTS

All our investments are classified as available for sale at September 30, 2004 and December 31, 2003. Available-for-sale investments with original maturities of greater than three months are classified as short-term investments, as these investments generally consist of highly marketable securities that are intended to be available to meet current cash requirements. Investment securities classified as available-for-sale are reported at market value, and net unrealized gains or losses are recorded in cumulative other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on non-equity investments are computed based upon specific identification and are included in interest income and other, net.

As required by EITF 03-01, “Temporary Impairment and Its Application to Certain Investments”, management evaluates investments on a regular basis to determine if an other-than-temporary impairment has occurred. The Company’s investments in debt instruments of publicly held companies are generally considered impaired when a decline in the fair value of an investment, as measured by quoted market prices, is less than its carrying value, and such a decline is not considered temporary. For both the nine months ended September 30, 2004 and 2003, the Company has not recorded such an impairment. For all periods presented, realized gains and losses on available-for-sale investments were not material.

6. INTANGIBLE ASSETS

Information regarding the Company’s intangible assets follows (in thousands):

	As of September 30, 2004
	Gross Amount	Accumulated Amortization	Net	Remaining life
Purchased Technology	$2,618	$(2,154)	$464	17 months
Patents Purchased	375	(156)	219	36 months

Total	$2,993	$(2,310)	$683

	As of December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Remaining life
Purchased Technology	$2,618	$(1,900)	$718	26 months
Patents Purchased	375	(100)	275	45 months

Total	$2,993	$(2,000)	$993

As of September 30, 2004, total estimated amortization of the purchased technology and the patents is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2004 (remaining 3 months)	$103
2005	413
2006	117
2007	50

Total	$683

7. GUARANTEES, WARRANTIES AND INDEMNITIES

Guarantees

As of September 30, 2004, the Company’s financial guarantees consist of standby letters of credit outstanding, representing the restricted cash requirements collateralizing the Company’s lease obligations. As of September 30, 2004, the maximum amount of potential future payments under the arrangements were $10.9 million related to the Company’s Pacific Shores lease in California and $201,000 related to the Company’s Montreal lease, totaling $11.1 million presented as restricted cash on the Company’s condensed consolidated balance sheets.

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

Indemnifications to Officers and Directors

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at the Company’s request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to Nuance. In addition, the Company has entered into separate indemnification agreements with each of its director and board-appointed officer and certain other of its employees, the agreements provide for indemnification of these directors, officers and employees under similar circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases insurance to cover claims or a portion of the claims made against its directors and officers. Since a maximum obligation is not explicitly stated in the Company’s by-laws or in its indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the estimated fair value for these obligations is zero on the condensed consolidated balance sheets as of September 30, 2004.

Other Indemnifications

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of the Company’s standard contracts provide remedies to others with whom the Company enters into such contracts, such as defense and settlement of, or payment of judgments for, intellectual property claims related to the use of the Company’s products. From time to time, the Company indemnifies its suppliers, contractors, lessors, lessees and others with whom the Company enters into contracts against loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services, the use of their goods and services, the use of facilities, the state of the assets and businesses that the Company may sell and other matters covered by such contracts, often up to a specified maximum amount. In addition, from time to time the Company also provides protection to these parties against claims related to undiscovered liabilities, product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material. At September 30, 2004, there were no claims for such indemnifications.

8. RESTRUCTURING AND ASSET IMPAIRMENTS

Restructuring on Headcount Level

The Company had approximately 285 full-time employees as of September 30, 2004. In 2001, the Company’s Board of Directors approved a restructuring plan to align the Company’s expenses with revised anticipated demand and create a more efficient organization. As a result, in 2001, the Company reduced its workforce by 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. In 2002, in conjunction with the January 2002 and August 2002 restructuring plans approved by its Board of Directors, the Company reduced its workforce by another 33 and 81 employees, respectively, primarily to realign the sales organization, to align the cost structure with changing market conditions and to create a more efficient organization. In August 2003, the Company reduced its general and administrative workforce by 9%, or 5 employees, to further realign the organizational structure. In September 2004, the Company reduced its marketing and engineering workforce by 16 employees, approximately 5% of the total work force, to lower its overall cost structure and to allow the Company to reallocate resources to additional sales headcount.

The Company will continue to evaluate its resource and skills requirements and, adjust its staffing appropriately, including decreasing its workforce in some areas or functions if required. The Company may also in the future be required to increase its workforce to respond to changes or growth in its business, and as a result may need to expand its operational and human resources, as well as its information systems and controls, to support any such growth. Such expansion may place significant demands on the Company’s management and operational resources.

Restructuring Charges Based on Different Plans by fiscal year

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

In connection with the restructuring plan, the Company decided not to occupy its Pacific Shores facility. This decision resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of a sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts to sublease the building, certain assumptions were made relating to the (1) time period over which the building will remain vacant, (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges”, and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. The lease loss was increased in August 2002, September 2003 and September 2004, as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, etc. as these changes become known).

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

In addition, in fiscal year 2002, the Company recorded an increase in its previously reported real estate restructuring accrual related to its unoccupied leased facility. This additional charge of $31.8 million resulted from an analysis of the time period during which the California property is likely to remain vacant and prospective sub-lease terms and sub-lease rates.

Fiscal Year 2003

For the third quarter of 2003, with the approval of its Board of Directors, the Company implemented a restructuring plan to reduced its general and administrative workforce to realign the organizational structure. The Company recorded a restructuring charge of $0.2 million primarily for severance and termination costs relating to the reduction in workforce. As of December 31, 2003, all severance payments were fully paid. In addition, the Company revised the estimate for the August 2002 restructuring plan, which resulted in a $0.2 million credit to the restructuring expense.

For the third quarter of 2003, Company reviewed the earlier estimate for the lease loss for its unoccupied leased facility and the condition of the San Francisco Bay Area commercial real estate market. The Company estimated that it might take an additional 18 months to sublease this unoccupied facility. The Company also reduced the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $10.4 million, which was recorded as part of the restructuring expense.

Fiscal Year 2004

For the three months ended September 30, 2004, with the approval of its Board of Directors, the Company reduced its headcount in engineering, product marketing and IT by 16 employees, to lower its overall cost structure and to allow the Company to reallocate resources to its sales operations. This resulted in a severance charge of $574,000 recorded as restructuring expense on the condensed consolidated statement of operations

For the three months ended September 30, 2004, the Company reviewed its earlier estimate for our unoccupied leased facility and the condition of the San Francisco Bay Area real estate market. The Company estimated that it might take an additional 18 months to sublease this unoccupied facility. The Company also lowered the estimates for the expected sublease rates due to this San Francisco Bay Area real estate market. This evaluation resulted in recording an additional lease loss of $19.2 million, which was recorded as restructuring expense on the condensed consolidated statement of operations.

During the preparation of the Company’s consolidated financial statements for the three and nine months ended September 30, 2004, the Company discovered that an immaterial mathematical error had been made in the third quarter 2003 revaluation of the restructuring accrual calculation for the unoccupied leased facility. The Company increased the third quarter 2004 restructuring accrual by $748,000 to adjust for this error, included in the $19.2 million mentioned in the preceding paragraph.

As of September 30, 2004, the Company expects the remaining future net cash outlay under the restructuring plans for its unoccupied lease facility to be $65.2 million, of which $10.0 million of the lease loss is to be paid out over the next 12 months and $55.2 million is to be paid out over the remaining life of the lease of approximately eight years.

As noted, the Company has recorded a lease loss related to future lease commitments for its unoccupied lease facility, net of estimated sublease income. However, given the condition of the San Francisco Bay Area commercial real estate market, the Company may be required to periodically reevaluate the components of the estimated sublease income, because such components affect the estimated lease loss for the unoccupied leased facility. Specifically, the Company is required to reevaluate the time that it might take to sublease this unoccupied facility, as well as the expected sublease rates. This evaluation may result in additional lease loss of up to approximately $22 million if the facility is not subleased at any time during the balance of the term of the related lease, which would increase the restructuring charges by the amount of that loss.

The restructuring charges and balance as of September 30, 2004 are as follows (in thousands):

	Lease Loss	Severance and Related	Asset Write Down	Total Restructuring
2001 Plan
Total charges for the year ending December 31, 2001	$32,615	$1,516	$20,424	$54,555
Amount utilized in the year ending December 31, 2001	(3,572)	(1,416)	(20,424)	(25,412)

Accrual balance at December 31, 2001	$29,043	$100	$—	$29,143

Total charges for the year ending December 31, 2002	$31,829	$—	$—	$31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	—	(9,442)

Balance at December 31, 2002	$51,530	$—	$—	$51,530

Total charges for the year ending December 31, 2003	$11,316	$—	$(943)	$10,373
Amount utilized in the year ending December 31, 2003	(10,477)	—	943	(9,534)

Balance at December 31, 2003	$52,369	—	—	$52,369

As of December 31, 2003:
Current restructuring accrual	$9,478	$—	$—	$9,478

Long-term restructuring accrual	$42,891	$—	$—	$42,891

Total charges for the quarter ended March 31, 2004	$—	$—	$—	$—
Amount utilized in the quarter ended March 31, 2004	(2,279)	—	—	(2,279)

Balance at March 31, 2004	$50,090	—	—	$50,090

Total charges for the quarter ended June 30, 2004	$—	$—	$—	$—
Amount utilized in the quarter ended June 30, 2004	(1,616)	—	—	(1,616)

Balance at June 30, 2004	$48,474	—	—	$48,474

Total charges for the quarter ended September 30, 2004	$19,223	$—	$—	$19,223
Amount utilized in the quarter ended September 30, 2004	(2,443)	—	—	(2,443)

Balance at September 30, 2004	$65,254	—	—	$65,254

As of September 30, 2004:
Current restructuring accrual	$10,040	$—	$—	$10,040

Long-term restructuring accrual	$55,214	$—	$—	$55,214

Q3 2002 Plan
Balance at December 31, 2003	$35	$—	$—	$35
As of December 31, 2003:
Current restructuring accrual	$35	$—	$—	$35

Total charges for the quarter ended March 31, 2004	—	—	—	—
Amount utilized in the quarter ended March 31, 2004	(35)	—	—	(35)

Balance at March 31, 2004	$—	—	—	$—

Q3 2003 Plan
Balance at December 31, 2003	$—	$41	$—	$41
As of December 31, 2003:
Current restructuring accrual	$—	$41	$—	$41

Total charges for the quarter ended March 31, 2004	—	—	—	—
Amount utilized in the quarter ended March 31, 2004	—	(41)	—	(41)

Balance at March 31, 2004	$—	—	—	$—

Q3 2004 Plan
Total charges for the quarter ended September 30, 2004	—	574	—	574
Amount utilized in the quarter ended September 30, 2004	—	(408)	—	(408)

Balance at September 30, 2004	$—	166	—	166

Summary for balance at December 31, 2003 (All restructuring plans)
Restructuring accrual: Current	$9,513	$41	$—	$9,554

Restructuring accrual: Long-term	$42,891	$—	$—	$42,891

Summary for balance at September 30, 2004 (2001 plan and Q3 2004 plan remaining)
Restructuring accrual: Current	$10,040	$166	$—	$10,206

Restructuring accrual: Long-term	$55,214	$—	$—	$55,214

9. COMMITMENTS AND CONTINGENCIES

Operating leases

In May 2000, the Company entered into a lease for its Pacific Shore facility. The lease has an eleven-year term, which began in August 2001. In conjunction with the April 2001 restructuring plans, the Company decided not to occupy this leased facility. For the three months ended September 30, 2004, the Company reviewed its earlier estimate for the unoccupied leased facility and the condition of the San Francisco Bay Area real estate market and estimated that it might take an additional 18 months to sublease this unoccupied facility. The Company also lowered the estimates for the expected sublease rates due to the San Francisco Bay Area real estate market. This evaluation resulted in recording an additional lease loss of $19.2 million during the three months ended September 30, 2004. The future minimum lease payments table referenced below does not include estimated sublease income, as there are no sublease commitments as of September 30, 2004.

In June 2004, the Company signed lease agreements for three office buildings in the Menlo Park location, under which the Company leases an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009. The initial aggregate monthly cash payment for these three leases totals approximately $42,000.

For all its occupied buildings, rent expense for the three and nine months ended September 30, 2004 was approximately $447,000 and $1,500,000, respectively. For all its occupied buildings, rent expense for the three and nine months ended September 30, 2003 was approximately $568,000 and $1,660,000, respectively.

The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. As of September 30, 2004, future minimum lease payments under these agreements (excluding sublease income), including the Company’s unoccupied leased facility and lease loss portion of the restructuring charges, are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2004 (remaining 3 months)	$4,290
2005	9,042
2006	9,275
2007	9,487
2008	9,537
Thereafter	35,148

Total future minimum lease payments	$76,780

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

Legal

In April 2004, the Company was served with a civil complaint filed by Voice Capture, Inc. against the Company in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which also names as defendants Intel Corporation and Dialogic Corporation, alleges that certain software and services of the Company infringe upon certain claims contained in U.S. Patent No. Re 34,587 (“Interactive Computerized Communications Systems with Voice Input and Output”). The plaintiff is seeking unspecified damages. The Company is still in the process of investigating the allegations raised in the Complaint, but, in September 2004, filed a motion for summary judgment in the matter. A hearing on the motion has been held, and a decision on the motion is under consideration by the Court. The Company believes that the allegations of the Complaint are without merit and intends to defend the litigation vigorously.

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

10. STOCK - BASED COMPENSATION

Approximately 3,152,000 stock options, at a weighted average exercise price of $8.58, were granted by the Company before the initial public offering of its securities in 2000. The Company records deferred stock compensation equal to the difference, if any, between the grant price and fair value of the Company’s common stock on the date of grant. The Company recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference, if any, between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options. For the three and nine months ended September 30, 2003, the Company recorded amortization of deferred compensation of $39,000 and $172,000, respectively. For the three and nine months ended September 30, 2003, the Company reversed excess amortization of deferred stock compensation, due to termination of employees, of ($6,000) and ($153,000), respectively, resulting in net benefit of deferred compensation of $33,000 and $19,000, respectively. Also, for the three and nine months ended September 30, 2003, the Company reversed unamortized deferred stock compensation, related to the terminated employees, recorded in Additional Paid-in Capital of $1,000 and $39,000, respectively. Deferred stock-based compensation was fully amortized as of December 31, 2003.

In the first quarter of 2004, the Company accelerated options to purchase 12,500 shares of common stock held by one officer who left the Company on February 9, 2004. In connection with this acceleration, the Company recorded $73,000 as non-cash stock-based compensation expense, which was calculated by taking the difference between the fair value of the common stock on the date of acceleration less the option exercise price times the number of options accelerated, in its condensed consolidated statement of operations for the nine months ended September 30, 2004.

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

Sales of licenses, as well as services and maintenance through September 30, 2004, occurred through third-party resellers and through direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
License Revenue:
United States	$4,834	$4,411	$14,028	$11,767
Europe	624	1,021	2,575	2,202
Asia Pacific	480	967	1,575	1,826
Canada	390	673	764	3,479
Latin America	2	23	60	135

Total license revenue	$6,330	$7,095	$19,002	$19,409

Service Revenue:
United States	$2,101	$2,006	$4,801	$6,005
Europe	531	204	1,154	602
Asia Pacific	83	56	390	148
Canada	1,551	1,374	4,816	3,308
Latin America	12	5	91	19

Total service revenue	$4,278	$3,645	$11,252	$10,082

Maintenance Revenue:
United States	$2,446	$1,906	$7,117	$5,645
Europe	530	432	1,561	1,278
Asia Pacific	385	329	1,135	680
Canada	345	272	1,031	776
Latin America	155	144	466	440

Total maintenance revenue	$3,861	$3,083	$11,310	$8,819

Total revenue:
United States	$9,381	$8,323	$25,946	$23,417
Europe	1,685	1,657	5,290	4,082
Asia Pacific	948	1,352	3,100	2,654
Canada	2,286	2,319	6,611	7,563
Latin America	169	172	617	594

Total revenue	$14,469	$13,823	$41,564	$38,310

12. RELATED PARTIES

Certain members of the Company’s Board of Directors also serve as directors for companies to which the Company sells products in the ordinary course of its business. The Company believes that the terms of its transactions with those companies are no less favorable to the Company than the terms that would have been obtained absent those relationships.

Specifically, 1) one member of the Company’s Board of Directors is an officer of MCI, one of the Company’s customers, 2) one member of the Company’s Board of Directors is on the Board of Directors of Wells Fargo, which is a customer of the Company, and 3) one reseller, EPOS, is a wholly owned subsidiary of Tier Technologies, for which our President and CEO Charles W. Berger serves as a director.

Following table summarizes the revenue generated from these three customers for the three and nine months ended September 30, 2004 and 2003, (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
MCI	$—	$780	$381	$1,044
Wells Fargo	58	16	223	327
EPOS	497	24	503	60

Total	$555	$820	$1,107	$1,431

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

OVERVIEW

We develop, market and support speech software products for automating interactions over the telephone for a range of industries and applications. Two products were released in 2003: Nuance Voice Platform (“NVP”), an open standards-based software platform optimized for speech solutions, was released in the first quarter 2003 and Nuance Call Steering (“NCS”), a packaged application designed to accurately and cost-effectively route phone calls to the correct customer care destinations, was released in the second quarter of 2003. During the nine months ended September 30, 2004, we released a range of new products, including new versions of its speech recognition software Nuance 8.5, authentication engines - an update version of the Nuance Voice Platform™, Nuance Caller Authentication™ and Nuance Flexible Application Suites (“FAS”), which, like NCS, are designed to leverage the features inherent in our engines and platform while reducing deployment time and cost.

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

OVERVIEW OF OPERATIONS

Our growth and anticipated profitability are heavily dependent upon general economic conditions and demand for information technology, particularly in the call center market. Our products and services have traditionally been sold to the telecommunications and financial services industries either by our direct sales force or by other call center vendors. Some industries have sustained slowdowns over the past several years. Even though information technology spending appears to be increasing slowly, it is difficult to predict the trend in information technology spending for the foreseeable future. Also, the levels of our quarterly revenue, particularly from license and professional service engagements, are heavily dependent on relatively large dollar amount transactions from a relatively small number of customers, generally in the telecommunications or financial services industry.

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

Some specific operating changes have already been accomplished, such as the restructuring actions taken in 2002, 2003 and current quarter of 2004, two new products released in 2003, NVP and NCS, the sales execution with a multi-channel strategy, the development of a platform Value Added Reseller (“VAR”) channel and the introduction of new applications during the nine months ended September 2004, Nuance Caller Authentication and Nuance Flexible Application Suites. We continue to focus on driving complete speech solutions into the large telecom and enterprise call center markets. Other operating activities, including new products and changes to selling and delivery channels, will continue to evolve over the next several years. We are making these strategic shifts because we believe that they will enhance our business performance. However, some of the actions we are taking, such as the introduction of new products, present inherent risks. We believe that these new products will make speech systems faster and easier to deploy, and will create value for our customers. The success of these products depends upon certain market factors, such as information technology spending, market acceptance of packaged software applications and industry adoption of VoiceXML and related standards.

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

General and administrative. General and administrative expenses consist primarily of compensation and related costs for administrative employees, legal services, accounting and audit services, bad debt expense and other general corporate expenses.

Non-cash compensation expense We have elected to follow the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees” for stock-based compensation granted to employees. Accordingly, non-cash stock-based compensation expense is recognized in our condensed consolidated statement of operations only when options are granted at an exercise price that is less than the market price of the underlying stock on the date of the grant.

Restructuring expense. We recognize a liability for restructuring costs at fair value only when the liability is incurred. The two main components of our restructuring plans are related to workforce reductions and the lease loss.

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

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
License	44%	51%	46%	51%
Service	29	27	27	26
Maintenance	27	22	27	23

Total revenue	100	100	100	100
Cost of revenue:
License	1	—	1	1
Service	19	18	18	19
Maintenance	4	5	5	5

Total cost of revenue	24	23	24	25

Gross profit	76	77	76	75

Operating expenses:
Sales and marketing	43	48	48	55

Research and development	26	26	27	30

General and administrative	23	20	18	23

Restructuring expense	137	75	48	25

Total operating expenses	229	169	141	133

Loss from operations	(153)	(92)	(65)	(58)

Interest and other income, net	2	2	2	3

Loss before income taxes	(151)	(90)	(63)	(55)

Benefit for income taxes	(2)	(2)	(1)	(5)

Net loss	(149)%	(88)%	(62)%	(50)%

The following table presents the Company’s gross profit, by category of revenue and total revenue, for the periods indicated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross profits:
License revenue gross profit	99%	99%	98%	99%
Service revenue gross profit	34	32	32	26
Maintenance revenue gross profit	84	80	82	78
Total revenue gross profit	76	77	76	75

Comparison of Three and Nine Months Periods Ended September 30, 2004 and 2003

Revenue and Cost of Revenue

For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, total revenue increased 5%, with license revenue decreasing 11%, service revenue increasing 17% and maintenance revenue increasing 25%.

For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, total revenue increased 9%, with license revenue decreasing 2%, service revenue increasing 12% and maintenance revenue increasing 28%.

License revenue and cost of license revenue.

For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, license revenue decreased $0.8 million, or approximately 11%. License revenue decreased in both our direct and indirect channels from lower sales. Direct license revenue decreased from $3.0 million to $2.7 million. Indirect license revenue, primarily resulting from sales of our speech products through our third-party resellers, decreased from $4.1 million to $3.6 million. Cost of license revenue remained relatively constant. Cost of license revenue as a percentage of license revenue was 1% for both of these periods. As a result, the gross profit percentage from license revenue remained relatively constant.

For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, license revenue decreased $0.4 million, or approximately 2%. Direct license revenue decreased from $7.7 million to $5.4 million, primarily from decreased sales of Nuance Call Steering from 2003 to 2004. Indirect license revenue, primarily resulting from sales of our speech products through our third-party resellers, increased from $11.7 million to $13.6 million. Cost of license revenue as a percentage of license revenue was 1% and 1%, respectively. For those periods, gross profit percentage from license revenue remained relatively constant.

Service revenue and cost of service revenue.

For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, service revenue increased by $0.6 million, or approximately 17%. This increase was principally the result of several relatively large multi-quarter contracts with customers in the telecommunications and financial services sector, providing revenue in the third quarter 2004. Cost of service revenue as a percentage of service revenue was 66% and 68% for those periods. Service revenue gross profits were at 34% and 32% for those periods, primarily due to the increased utilization of our professional service employees and subcontractors.

For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, service revenue increased by $1.2 million, approximately 12%, primarily resulting from an increase in relatively large professional service engagements in the telecommunications and financial services industries, providing revenue in the nine months ended September 30, 2004. For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, cost of service revenue increased 3%, primarily due to a headcount increase in our professional service staff, offset by lower expenses for external third-party contractors. Cost of services headcount increased by 17 employees, or approximately 46%, from 37 as of September 30, 2003, to 54 as of September 30, 2004.

We expect professional services revenue to increase slightly in the fourth quarter.

Maintenance revenue and cost of maintenance revenue.

For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, maintenance revenue increased 25%. The increased maintenance revenue was primarily due to the increased technical support associated with the additional sales of licenses over the last twelve months for which customers have requested technical support. For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, cost of maintenance remained relatively flat due to little change in cost of maintenance headcount. For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, maintenance gross profit increased to 84% from 80%. Renewals on technical support contracts and one-time benefits from fees paid by customers or third-party resellers to reinstate support contracts also contributed to the increase in maintenance gross profit margin.

For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, maintenance revenue increased 28%, principally as a result of an increase in the support contract renewal rate, that is, the additional sales of licenses over the last 12 months for which the customer has requested technical support. For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, cost of maintenance revenue remained relatively flat due to little change in cost of maintenance headcount. Therefore for the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, maintenance gross profit increased to 82% from 78%.

We expect that maintenance revenue will increase slightly over the next few quarters, but at a slower rate of increase than was achieved in the last nine months, as a few large customers plan to reduce their obligations for technical support.

Operating Expenses

Sales and marketing.

For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, sales and marketing expense decreased approximately $0.3 million, down 5%. This decrease was principally due to a one time benefit resulting from a reduction in expected full year variable selling expense, due to 1) a relative decrease in license revenue and 2) a decrease in estimated commission rate from the sales reorganization.

For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, sales and marketing expense decreased approximately $1.2 million. Sales and marketing headcount (primarily marketing personnel) decreased by 19 employees, or 19%, from 99 employees at September 30, 2003 to 80 employees at September 30, 2004. This decrease was almost all attributable to decreased commission, reduced payroll and related expenses as a result of the decrease in headcount between the periods. For the balance of fiscal 2004, while we anticipate that sales and marketing expenses will increase slightly, it will vary as a percentage of total revenue from prior periods.

Research and development.

For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, research and development expenses remained relatively constant.

For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, research and development expenses decreased by an immaterial amount.

For the balance of fiscal 2004, we anticipate that research and development expenses will incur at a lower rate compared to fiscal 2003, as we have reduced our research and development headcount by approximately ten employees.

General and administrative.

For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, general and administrative expenses increased approximately $0.6 million, or approximately 22%. This increase was principally the result of increased expenses for professional advisors and consultants for Sarbanes-Oxley compliance and other projects.

For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, general and administrative expenses decreased approximately $1.3 million, or approximately 14%, primarily due to the transitional expenses associated with the hiring of our new CEO in the first quarter 2003 not being duplicated in the nine months ended September 30, 2004.

For the balance of fiscal 2004, we anticipate that general and administrative expenses will increase, principally due to increased costs relating to mandatory Sarbanes-Oxley 404 compliance and litigation expense.

Non-cash compensation expense

There were approximately 3,152,000 stock options, at a weighted average exercise price of $8.58, granted by the Company before the initial public offering of its securities in 2000. We record deferred stock compensation equal to the difference, if any, between the grant price and fair value of the Company’s common stock on the date of grant. We recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference, if any, between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount was presented as a reduction of stockholders’ equity and was being amortized over the vesting period of the applicable options. For the three and nine months ended September 30, 2003, we recorded amortization of deferred compensation of $39,000 and $172,000, respectively. We reversed excess amortization of deferred stock compensation, due to termination of employees, of ($6,000) and ($153,000), respectively, resulting in net benefit of deferred compensation of ($33,000) and ($19,000), respectively. Also, we reversed unamortized deferred stock compensation, related to the terminated employees, recorded in Additional Paid-in Capital of $1,000 and $39,000, respectively. Deferred stock-based compensation was fully amortized as of December 31, 2003.

In the first quarter of 2004, we accelerated options to purchase 12,500 shares of common stock held by one officer who left the Company on February 9, 2004. In connection with this acceleration, we recorded $73,000 as non-cash stock-based compensation expense, which was calculated by taking the difference between the fair value of the common stock on the date of acceleration less the option exercise price times the number of options accelerated, in our condensed consolidated statement of operations for the nine months ended September 30, 2004.

Restructuring expense

For the three months ended September 30, 2004, with the approval of our Board of Directors, we reduced by 16 our headcount in engineering, product marketing and IT, to lower our overall cost structure and to allow the Company to reallocate resources to additional sales headcount. This resulted in a severance charge of $574,000 recorded as restructuring expense on the condensed consolidated statement of operations.

For the three months ended September 30, 2004, we reviewed our earlier estimate for our unoccupied leased facility and the condition of the San Francisco Bay Area real estate market. We estimated that it might take an additional 18 months to sublease this unoccupied facility. We also lowered the estimates for the expected sublease rates due to the San Francisco Bay Area real estate market. This evaluation resulted in recording an additional lease loss of $19.2 million, which was recorded as restructuring expense on the condensed consolidated statement of operations. During the preparation of our consolidated financial statements for the three and nine months ended September 30, 2004, we discovered that an immaterial mathematical error had been made in the third quarter 2003 revaluation of the restructuring accrual calculation for the unoccupied leased facility. We increased the third quarter 2004 restructuring accrual by $748,000 to adjust for this error, included in the $19.2 million mentioned above.

Interest and Other Income, Net

For the three months ended September 30, 2004, compared with the three months ended September 30, 2003, interest and other income, net, decreased by approximately $103,000, or 32%, mainly the result of an increase in our foreign exchange losses due to the weakening of the U.S. dollar, as well as the decrease in interest income due to our lower cash, short-term and long-term investment positions.

For the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, interest income and other income, net, decreased by approximately $282,000, or 27%. This decrease was mainly the result of an increase in our foreign exchange losses due to the weakening of the U.S. dollar, as well as the decrease in interest income due to our lower cash, short-term and long-term investment positions.

Benefit from Income Taxes

We have incurred operating losses for all periods from inception through September 30, 2004, and therefore have not recorded a provision for U.S. federal income taxes for any period through September 30, 2004. We recorded income tax expense relating to foreign royalties taxes of $35,000 and $65,000 for the three months ended September 30, 2004 and 2003, respectively, and $214,000 and $128,000 for the nine months ended September 30, 2004 and 2003, respectively. The income tax expense has been reduced by foreign tax credits. For the three months ended September 30, 2004, income taxes included a credit of $0.2 million from our Canada operation, as well as a credit of $0.3 million from the reversal of France tax provision accrued in early 2003.

Liquidity and Capital Resources

Overall

As of September 30, 2004, we had cash and cash equivalents of $48.9 million, short-term investments of $33.1 million and long-term investments of $14.9 million. We believe that our current cash, cash equivalents, short-term investment and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for operations through at least the next 12 months.

We have incurred losses since our inception, including a net loss of approximately $21.6 million for the three months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $284.0 million.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency notes and bonds, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by September 30, 2005. Long-term investments include similar highly liquid investments that mature after September 30, 2005. Our investment policy allows maturities of investments not in excess of fourteen months.

The major use of cash, as well as the decrease in short-term investments in the nine months ended September 30, 2004 was primarily due to operating activities. Long-term investments increased $14.9 million, primarily due to the longer maturities for a larger portion of our investments. The largest source of cash from investing activity was $72.7 million from maturities of investments, offset by the purchases of certain investments of $54.3 million. The largest source of cash from financing activities was the proceeds of $0.8 million from employee stock purchase plan sales.

	Nine Months Ended September 30
	2004	2003
Net cash used in operating activities	$(8,796)	$(19,759)
Net cash provided by investing activities	15,850	4,952
Net cash provided by financing activities	1,602	687
Increase (decrease) in cash and cash equivalents	8,703	(13,694)

Net Cash Used in Operating Activities

Our operating activities used cash of $8.8 million and $19.8 million during the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the use of cash resulted primarily from the funding of our operating loss. For the nine months ended September 30, 2004, the restructuring accrual was increased by a net $13.0 million, primarily due to 1) reassessment of our earlier Pacific Shore lease obligation estimation and recording an additional lease loss of $19.2 million, 2) our 16 headcount reduction in engineering, product marketing and IT area, resulted in a severance charge of $574,000 and 3)offset by payments of restructuring liabilities of $6.8 million.

Net Cash Provided by Investing Activities

Our investing activities provided cash of $15.9 million and $5.0 million for the nine months ended September 30, 2004 and 2003, respectively. The cash provided from investing activities was primarily the proceeds from maturities of investments, offset by the purchase of certain investments. Another use of cash related to the purchase of property and equipment. For the nine months ended September 30, 2004, we invested approximately $2.6 million in capital expenditures, of which $1.0 million was for a software purchase resulting primarily from an internal software upgrade of our financial reporting system. The software upgrade expenditure of $1.0 million consisted of $0.8 million relating to external consulting work and $0.2 million relating to the internal employees’ payroll associated with this upgrade.

Net Cash Provided by Financing Activities

Our financing activities provided cash of $1.6 million and $0.7 million for the nine months ended September 30, 2004 and 2003, respectively. These were proceeds from the exercise of stock options and purchases of our stock under the employee stock purchase plan.

Contractual Commitments

In June 2004, we signed lease agreements for three office buildings in the Menlo Park location, under which we lease an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009. The initial aggregate monthly cash payment for these three leases totals approximately $42,000.

We have recorded a lease loss related to future lease commitments on our Pacific Shores unoccupied leased facility, net of expected sublease income. We are required to periodically reevaluate the components of the expected sublease income, because such components affect the estimated lease loss for the facility. Specifically, we are required to reevaluate the time that it might take to sublease the facility, as well as the expected sublease rates. This evaluation may result in additional lease losses.

In May 2000, we entered into a lease for our Pacific Shores facility. The lease has an eleven-year term, which began in August 2001. In conjunction with the April 2001 restructuring plans, we decided not to occupy this leased facility. For the three months ended September 30, 2004, we reviewed our earlier estimate for the unoccupied leased facility and the condition of the San Francisco Bay Area real estate market and estimated that it might take an additional 18 months to sublease this unoccupied facility. We also lowered the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $19.2 million. The future minimum lease payments table referenced above does not include estimated sublease income, as there are no sublease commitments as of September 30, 2004. Additional lease loss of up to approximately $22 million may result in the future if the facility is not subleased at any time during the balance of the term of the related lease, which would increase the restructuring charges by the amount of that loss.

We have contractual commitments for non-cancelable operating real estate leases. We provide letters of credit as guarantees on these leases. The letters of credit underlying amounts are presented as “restricted cash” on the condensed consolidated balance sheet. As of September 30, 2004, our restricted cash balance was $11.1 million, consisting of a $10.9 million certificate of deposit required by the landlord as a rent deposit for our Pacific Shores lease and $201,000 related to our Montreal lease. Except for these deposits, we had no material guarantees or commitments.

Off Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase goods and services from suppliers and vendors. These non-cancelable purchase obligations for goods and services were not material as of September 30, 2004.

Capital Expenditures

Our capital requirements depend on numerous factors. We do not plan to spend more than $0.8 million on capital expenditures in the fourth quarter of 2004.

We may continue to report significant quarterly operating losses, resulting in future negative operating cash flows. However, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operating activities and existing contractual commitments for at least the next 12 months. Thereafter, we may need to raise additional amounts in order to: fund expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; or to respond to competitive pressures; In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies, the acquisition of which could require substantial cash expenditures. We may consider additional equity or debt financing to cover these obligations, which financing could be dilutive to existing investors. Furthermore, such funding may not be available on favorable terms or at all.

Code of Business Conduct and Ethics

We maintain a code of business conduct and ethics for directors, officers and employees, and will promptly disclose any waivers of the code for directors or executive officers. Our code of business conduct and ethics addresses conflicts of interest, confidentiality, compliance with laws, rules and regulations (including insider trading laws), and related matters.

RISK FACTORS

Investing in our common stock involves a high degree of risk. The risks described below are not the only risks facing our company. Additional risks not presently known to us, or that we deem immaterial, may also impair our business operations. Any of the following risks could materially and adversely affect our business, operating results and financial condition.

OUR ABILITY TO ACCURATELY FORECAST OUR QUARTERLY SALES IS LIMITED, MOST OF OUR SHORT TERM COSTS ARE RELATIVELY FIXED, CERTAIN OF OUR COSTS ARE DIFFICULT TO PREDICT, AND WE EXPECT OUR BUSINESS TO BE AFFECTED BY SEASONALITY. AS A RESULT, OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

Our quarterly operating results have varied significantly in the past, and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. These quarterly variations are caused by a number of factors, including the following:

•	changes or projected changes in United States or international economic and political conditions;

•	delays or cancellations in expected orders by customers who are reducing or deferring spending or adjusting project plans;

•	delays in orders due to the complex nature of large telephony systems and the associated implementation projects;

•	timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

•	delays in recognition of revenue for sales transactions completed but not earned, as required by applicable accounting principles;

•	our ability to develop, introduce, ship and support new and/or enhanced products, such as new versions of our software platform and applications, that respond to changing technology trends in a timely manner;

•	our ability to manage product transitions;

•	rate of market adoption for speech technology and our products, such as our software platform and applications;

•	changes in our selling model, including focus of certain sales representatives on direct sales to end user customers and the resulting potential for channel conflict;

•	unexpected customer non-renewal of maintenance contracts or lower renewal instances than anticipated;

•	delays in the negotiation and documentation of orders, particular large orders and orders from large companies;

•	expenses incurred in defending litigation, which is difficult to predict and manage;

•	changes in the amount, and the timing of ,our expenses; and

•	the utilization rate of our professional services personnel, which is dependent upon acquisition of new projects as large scale, multi-quarter projects near completion.

Due in part to these factors, and because the market for certain of our software is relatively new and rapidly changing, and our business model is evolving, our ability to accurately forecast our quarterly sales is limited. In addition, most of our costs are relatively fixed in the short term, even though we endeavor to manage these costs. We do not know whether our business will grow at a rate necessary to absorb our expenses. If we have a shortfall in revenue in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid lower quarterly operating results. As a result, our quarterly operating results could fluctuate significantly and unexpectedly from quarter to quarter.

We also expect to experience seasonality in the sales of our products. For example, we anticipate that sales may be lower in the first and third quarters of each year due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. We also expect that sales may decline during summer months. These seasonal variations in our sales are likely to lead to fluctuations in our quarterly operating results. Nevertheless, it is difficult for us to evaluate the degree to which this seasonality may affect our business.

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

The percentage of our revenue obtained through indirect sales 48% in the three months ended September 30, 2004. Although this percentage may decrease in the future, we intend to continue to rely on third-party resellers for a substantial portion of our future sales. As a result, our revenues are dependent upon the viability and financial stability of our third-party resellers, as well as upon their continued interest and success in selling our products. In addition, some of our third-party resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a significant third-party reseller or our failure to develop new and viable third-party reseller relationships could limit our ability to sustain and grow our revenue. Furthermore, expansion, or changes in the focus of a portion, of our internal sales force, in an effort to increase third-party reseller sales or replace the loss of a significant third-party reseller, could require increased management attention and higher expenditures.

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

SPEECH SOFTWARE PRODUCTS AND SERVICES GENERALLY, AND OUR PRODUCTS AND SERVICES IN PARTICULAR, MAY NOT ACHIEVE WIDESPREAD ACCEPTANCE, WHICH COULD REQUIRE US TO MODIFY OUR SALES AND MARKETING EFFORTS AND COULD LIMIT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

The market for speech software products remains immature and is rapidly changing. In addition, some of our products are relatively new to the market. Our ability to increase revenue in the future depends on the acceptance by our customers, third-party resellers and end users of speech software solutions generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs of licensing and deploying such products, as well as by the perceived deployment time and risks of this relatively new technology. Furthermore, enterprises that have invested substantial resources in existing call centers or touch-tone-based systems may be reluctant to replace their current systems with new products. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of speech software in general and our products in particular. We may also need to modify or increase our sales and marketing efforts, or adopt new marketing strategies, to achieve such education. If these efforts fail, prove excessively costly or otherwise unmanageable, or if speech software generally does not achieve commercial acceptance, our business would be harmed.

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

OUR PRODUCTS AND SERVICES CAN HAVE A LONG SALES AND IMPLEMENTATION CYCLE AND, AS A RESULT, OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE.

The sales cycles for our products have typically ranged from three to twelve months, depending on the size or the order and complexity of its terms, the amount of services we are providing, and whether the sale is made directly by us or indirectly through a third-party reseller.

Speech products often require a significant expenditure by a customer. Accordingly, a customer’s decision to purchase our products and services typically require a lengthy pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products and services. During this evaluation period, we may expend substantial sales, technical, marketing and management resources in such efforts. Because of the length of the evaluation period, we are likely to experience a delay, occasionally significant, between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures. Furthermore, such expenditures frequently do not result in a sale of our products.

After purchase by a customer, it may take time and resources to complete any services we are providing and to integrate our software with the customer’s existing systems. If we are performing services that are essential to the functionality of the software, in connection with its implementation, we recognize license and service revenues based on the percentage of services completed, using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either license or service revenue until these conditions are met. We have in the past experienced, and may in the future experience, such delays in recognizing revenue. Consequently, the length of our sales and implementation cycles, the deployment process for our products, and the terms and conditions of our license and service arrangements often make it difficult to predict the quarter in which revenue recognition may occur and may cause license and service revenue and our operating results to vary significantly from period to period.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY MARKET OR DEVELOP PRODUCTS, SERVICES OR TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

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

The software industry in general, and the field of speech and voice technologies in particular, are characterized by the existence of a significant number of patents. Litigation and threats of litigation based on allegations of patent infringement and the violation of intellectual property rights are normal in software markets and appear to be increasing. Although we attempt to avoid infringing known proprietary rights of third parties, we do not engage in affirmative efforts to attempt to familiar ourselves about such third party rights, principally because of the costs that would be involved in such activities. We may be subject to claims and legal proceedings for alleged infringement, either by us or our customers, of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights. In addition, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us.

We typically indemnify our customers against claims by third parties that our products infringe their intellectual property rights. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention from our business and require us and our customers to enter into royalty or license agreements that are costly and otherwise disadvantageous to us. Any such claims could also require us to defend our customer against the claim and indemnify our customer for all of its damages as a result of the claim. Any of these effects could have a material adverse effect on our business and results of operations. Further, parties making these claims may be able to obtain injunctions, preventing us from selling our products. These types of claims could also slow our sales cycle and/or market adoption generally with respect to the affected product, which could harm our business. We have recently been sued for patent infringement, the defense of which will be costly. See “Part II: Other Information, Item 1. Legal Proceedings.” We may be increasingly subject to infringement claims as the number and features of our products grow, we extend our speech application business and the speech market grows.

We understand that holders of a substantial number of patents have alleged that certain of their patents cover a wide range of automated services in the call center and computer telephony areas. We believe that one of such holders has sent letters to many providers of such automated services, including some of our customers, suggesting that a license under its portfolio is required in order to provide such automated services. That holder has also sued a number of such entities, alleging patent infringement. A number of the entities against which that holder has made such claims have entered into license agreements with respect to the holder’s patents. Recently, one of our customers notified us that one of such holders has claimed that the customers call center operations, which utilizes our products infringes one or more claims of its patents, and has made a related indemnity claim against us. It is possible that one or more of our other customers, in response to an infringement claim by any of such holders, might assert indemnity rights against us, whether or not meritorious. It is also possible that one or more of such holders might make a claim against us directly, whether or not meritorious. The costs associated with resolving any such disputes, regardless of the legal outcome, could be substantial and could materially and adversely affect our operating results.

WE HAVE A HISTORY OF LOSSES. WE EXPECT TO CONTINUE TO INCUR LOSSES IN THE NEAR TERM, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred losses aggregating in excess of $284.0 million since our inception, including a net loss of approximately $19.3 million for the fiscal year ended December 31, 2003, and a net loss of approximately $21.6 million and $25.8 million for the three and nine months, respectively, ended September 30, 2004. We expect to continue to spend significant amounts to develop and enhance our products, services and technologies and to enhance our delivery capabilities. As a result, we will need to generate increasing revenue to achieve profitability. No assurance can be given that we will be able to grow our revenue. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. No assurances can be given that we will be profitable or have positive cash flow at any time in the future.

SALES TO CUSTOMERS OUTSIDE THE UNITED STATES ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

International sales represented approximately 39% of our total revenue in 2003 and approximately 38% of our total revenue for the first nine months of 2004. We anticipate that revenue from markets outside the United States will continue to represent a meaningful portion of our total revenue for the foreseeable future. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include the following:

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

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR OPERATIONS AND RESOURCES IN ACCORDANCE WITH MARKET AND ECONOMIC CONDITIONS, OUR BUSINESS COULD BE HARMED.

Our operations have changed significantly over time, due in part to volatility in our business, and may continue to change in the future. We experienced significant growth in the past. However, between April 2001 and September 2004, in five separate restructuring actions, we reduced our workforce by approximately 42%. We may be required to expand or contract our business operations in the future to adapt to the market environment, and as a result may need to expand or contract our management, operational, sales, marketing, financial, engineering or other human resources, as well as management information systems and controls, to align with and support any such growth or contraction. Our failure to successfully manage these types of changes would place a substantial burden on our business, our operations and our management team, and could negatively impact sales, customer relationships and other aspects of our business.

WE COULD BE ADVERSELY IMPACTED BY THE NEED FOR AN INCREASE IN OUR RESTRUCTURING ACCRUAL FOR OUR PACIFIC SHORES FACILITY.

A significant portion of our restructuring accrual is represented by a lease loss created by our decision not to occupy our leased Pacific

Shores facility. We added $19.2 million to that restructuring accrual in the third quarter of 2004. The accrual assumptions for such loss are based upon estimates of real estate market conditions and values. These market conditions are subject to wide fluctuations, and market values may not improve or may decline further, which could require an additional restructuring accrual. We have attempted to sublease the Pacific Shores facility, but, to date, have not been successful in those efforts. There can be no assurances that we will be able to sublease the facility at a lease rate approximating our estimate of its lease value, or at all. If we are unable to sublease the facility, we will have to record an additional restructuring charge of up to $22 million , which represents the sublease income we have estimated we may receive over the remaining life of the lease of approximately eight years.

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

DUE TO CHANGED REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES.

We currently account for the issuance of stock options under APB No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board could or may require companies to include a compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we could decide to decrease the number of employee stock options that we would grant. This could affect our ability to retain existing employees and attract qualified candidates for open positions, and we may have to increase the cash compensation we would have to pay to them. Issuing a number of stock options comparable to the number we have issued in the past to new or existing employees would adversely impact our results of operations under the new accounting requirements, once they take effect.

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

The market for speech software remains immature and emerging and industry standards are still being established. We may not be competitive unless our products support changing industry standards, as otherwise, customers may choose not to use our speech software products. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products. Furthermore, the existence of multiple standards could chill the market for speech software in general, until a dominant standard emerges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following section describes our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This section contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in the risk factors section of this Quarterly Report on Form 10-Q. We believe there have been no significant changes in our market risk exposures during the three and nine months ended September 30, 2004, as compared to what was previously disclosed in our annual report on Form 10-K for the year ended December 31, 2003.

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

Interest Rate Risk

As of September 30, 2004, we had cash, cash equivalents, short-term and long-term investments of $97.0 million. Interest rates are presently low. In the event that rates increase in the future, any subsequent decline in interest rates over time would materially reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents and short-term investments, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Based on our management’s evaluation, including considering the effect of the restatement (with the participation of our principal executive officer and principal financial officer) as of the end of the period covered by this quarterly Report on Form 10-Q, our disclosure controls and internal procedures (as defined in Rules 13a-15(e) and 15d-15(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended June 30, 2004, we discovered that our presentation of cost of service, cost of maintenance, and the components of functional expenses for the first and second quarter of 2004 was not correct due to a misclassification of some common overhead costs. Accordingly, cost of service, cost of maintenance and the components of functional expenses for the periods presented have been restated as described in Note 2 of notes to the condensed consolidated financial statements included in the Form 10-Q/A Amendment No. 1 for the three months ended March 31, 2004 and the Form 10-Q/A Amend No. 1 for the three and six months ended June 30, 2004. This change did not impact the Company’s condensed consolidated statements of financial position, the statements of cash flows, revenue or net loss for any of the periods presented. In response to the discovery of this misclassification error during the third quarter of 2004, we have implemented processes and procedures, including the use of comparative reports in the management review of the allocation of common overhead costs to the cost of service, cost of maintenance and components of functional expenses, intended to ensure that this misclassification error is not repeated.

As previously reported, during the preparation of our consolidated financial statements for the year ended December 31, 2003, we discovered that our pro-forma footnote disclosures required by FAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, with respect to the fair value of our stock-based awards for the year ended December 31, 2003 and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, were not calculated correctly. We have corrected the disclosure for the quarters ended March 31, June 30, 2003 and September 30, 2003, as described in Note 2 of notes to the condensed consolidated financial statements included in this Report on Form 10-Q. In response to the discovery of this calculation error in the first quarter of 2004, we implemented processes and procedures, including increased management review of the parameters used to calculate the valuation of stock options and employee stock purchase program shares for the stock-based compensation disclosure, intended to ensure that this calculation error is not repeated.

Except as described above, no change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2004 that has materially affected or is reasonably likely, to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2004, the Company was served with a civil complaint filed by Voice Capture, Inc. against the Company in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which also names as defendants Intel Corporation and Dialogic Corporation, alleges that certain software and services of the Company infringe upon certain claims contained in U.S. Patent No. Re 34,587 (“Interactive Computerized Communications Systems with Voice Input and Output”). The plaintiff is seeking unspecified damages. The Company is still in the process of investigating the allegations raised in the Complaint, but, in September 2004, filed a motion for summary judgment in the matter. A hearing on the motion has been held, and a decision on the motion is under submission by the Court. The Company believes that the allegations of the Complaint are without merit and intends to defend the litigation vigorously.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Index

Exhibit number	Description
3.1*	Restated Certificate of Incorporation of the Company, as currently in effect.

3.2**	Bylaws of the Company, as amended, as currently in effect.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-96217), as declared effectively by the Securities and Exchange Commission on February 4, 2000.
**	Incorporated by reference to the Company’s Form 8-K (file No. 000-30203), as filed on December 13, 2002.

(b)	Reports on Form 8-K

Date Furnished	Item No.	Description
July 7, 2004	Item 5	On July 7, 2004, the Company filed a Report on Form 8-K to report the tax planning fees it paid to its auditors in 2002 and 2003 separately from the auditors’ fee information provided in its proxy statement for its 2004 Annual Meeting of Stockholders,

July 26, 2004***	Items 7 and 12	On July 26, 2004, the Company furnished a Report on Form 8-K to report, under Item 12, its financial results for the quarter ended June 30, 2004, and to include, under Item 7, a press release furnished with the filing. The Company’s statement of operations and balance sheet for the quarter ended June 30, 2004 were included with the press release that is an exhibit to the report.

September 15, 2004	Item 5.02	On September 15, 2004, the Company filed a Report on Form 8-K to disclose the appointment of its new Chief Accounting Officer.

***	This furnished 8-K shall not be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.
(Registrant)

Date: November 8, 2004	By:	/s/ KAREN BLASING
Karen Blasing
Vice President and Chief Financial Officer