Form 10-K
period 2004-12-31
NUANCE COMMUNICATIONS
filed 2005-03-16
CIK 1102556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to                     .

Commission file number: 000-30203

NUANCE COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3208477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1380 Willow Road Menlo Park, California (Address of principal office)	94025 (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $148,586,000 as of June 30, 2004 based on the closing price of the Common Stock as reported on the NASDAQ National Market System as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 36,133,718 shares of the Registrant’s Common Stock issued and outstanding on February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Nuance Communications, Inc.’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, but not limited to, statements regarding revenue and expense trends and cash positions, sales and marketing, hiring activities, product and development and product capabilities and performance, as well as expectations, beliefs, intentions or strategies, regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks,” “projected,” “assumes” and “estimates” and other similar expressions are intended to identify forward-looking statements. However, these words are not the only means of identifying such statements. These forward-looking statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other reports or documents filed by us from time to time with the Securities and Exchange Commission (the “SEC”). In particular, see “Risk Factors”, pages 5 through 13, below.

ITEM 1. BUSINESS

Nuance Communications, Inc. (with its subsidiaries, the “Company”) was incorporated in July 1994, in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware. Our principal executive offices are located at 1380 Willow Road, Menlo Park, California 94025. Our telephone number at that address is (650) 847-0000 and our Common Stock is traded on the NASDAQ National Market under the ticker symbol “NUAN.”

Industry Background

One of the greatest challenges facing companies today is managing interactions with customers, prospects, employees, vendors and the third-party resellers. These interactions are increasing in volume, especially via the telephone. Managing this growing number of interactions using human customer service agents creates significant expense and ensuring an optimal customer experience is becoming a key business consideration with today’s renewed focus on retention, growth, and differentiation.

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

Engines

Our speech recognition software provides speech recognition and natural language understanding capabilities, enabling recognition and understanding of both simple, directed responses, such as “yes” and “no,” as well as complex, conversational requests, such as “I want to find out how much I owe on my account” or “How do I find a store near me?”. The software is designed to operate on standard CPU hardware architectures and operating systems, such as UNIX and Windows, within a variety of leading touch tone IVR systems. Nuance 8 offers numerous advanced features and capabilities that enable the highly accurate, engaging and easy-to-use applications. For example, applications built using Nuance’s Say Anything™ technology allow callers to speak more freely and naturally when interacting with voice-driven systems. Listen & Learn™ enables speech recognition systems to automatically adapt to the unique speech characteristics of a broad customer base. Finally, AccuBurst™ optimizes the utilization of system resources during non-peak periods for improved performance.

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

Nuance Vocalizer software converts text to speech. This software enables companies to deploy new and complex applications that require the reading of text from a variety of data sources and devices. Applications such as reading email, reviewing appointments from a desktop calendar, checking sales data or accessing stock quotes and bank accounts can be created with this product. Nuance Vocalizer eliminates the jarring transition between recorded prompts and text-to-speech output in speech based applications with our Speak As One™ feature. Speak As One™ uses the same voice for text-to-speech synthesis as it uses for the recorded prompts, creating a virtually seamless caller experience.

Voice Platform

The Nuance Voice Platform (“NVP”) is an open, standards-based software platform, optimized for speech solutions. It leverages the success of Nuance Voice Web Server, our first generation platform, and is tightly integrated with our speech technology to ensure access to our most advanced features. It also takes full advantage of VoiceXML and the cost benefits of off-the-shelf hardware. The Nuance Voice Platform is comprised of four major components:

Nuance Conversation Server:    The Nuance Conversation Server allows the system to integrate with the telephony network, and enables VoiceXML based speech interactions by leveraging our industry leading speech technologies.

Nuance Management Station:    Powerful operations, administration and maintenance (OA&M) capabilities are available with the Nuance Management Station. Advanced performance management and reporting features allow system administrators and operators to efficiently manage and maintain all aspects of their speech systems to ensure high service availability. At the same time, business managers can assess how well the system is delivering on key company objectives through features like the ROI Tracker™.

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

Applications

In 2003, we introduced our first application, Nuance Call Steering (“NCS”). With Nuance Call Steering, callers can speak naturally and then be routed quickly to the correct destination.

Nuance Call Steering serves as a gateway to an organization’s contact center, enabling companies to establish a single point of contact for customers. The product is robust and flexible, and provides enterprises and telecommunications service providers with the ability to rapidly and cost-effectively gain the benefits of voice automation. In 2004, we introduced our second pre-packaged application, Nuance Caller Authentication, leveraging our Verifier engine. This application enables companies to quickly and easily display a caller authentication capability in its call center.

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

Technical Support and Maintenance.    We offer technical support services for customers and third-party resellers to assist with the development, integration and operation of our software products. We also offer maintenance services to our customers, which consist of upgrades and enhancements to our software, as well as telephone support.

Customers

We license our software to a broad range of companies and organizations, including those in the telecommunications, and financial services, travel and hospitality, retail, insurance and utilities industries. As of December 31, 2004, we had licensed software and/or services to more than 1,000 corporate enterprises and telecommunications carriers around the world.

Sales

We license our products both directly through our sales force and indirectly through third-party resellers. As of December 31, 2004, we had 54 employees in sales and marketing serving the United States market and 28 employees in sales and marketing serving international markets. We also had sales offices in nine different countries. We license our products to customers in the United States, Canada, Europe, China and other countries in Asia and Latin America. The majority of our sales are made in the United States and Canada, accounting for 78%, 82% and 74% of our total revenue in 2004, 2003 and 2002, respectively. International revenues were $21.0 million, $21.7 million and $15.6 million for 2004, 2003 and 2002, respectively. As a percentage of total revenue, international revenues were 36%, 39% and 35% in 2004, 2003 and 2002, respectively. We anticipate that markets outside of the United States will continue to represent a significant portion of total future revenue. We support sales and marketing activities with respect to international licensing of our software and provision of our services. Almost all international sales are currently denominated in U.S. dollars. However, we may denominate increasing amounts of sales in foreign currencies in the future.

Our sales force focuses on generating demand for our products and services that is fulfilled either directly by us or indirectly through our third-party resellers. In 2004, 2003 and 2002, indirect sales contributed approximately 53%, 58% and 74%, respectively, of total revenue. We believe that, as the market for speech software solutions continues to develop, sales through our indirect channel will continue to represent meaningful percentages of total revenue.

Our third-party resellers increase our geographic sales coverage and address a range of market and application opportunities for our software. In addition, these third-party resellers provide end users of our software products with access to additional resources to design, install and customize applications. Our five largest resellers, based on revenue in 2004, were Nortel Networks Limited, Intervoice, Inc., International Business Machines Corporation, Edify Corporation (a subsidiary of S1 Corporation) and Syntellect, Inc.

For the year ended December 31, 2004, no customer accounted for more than 10% of total revenue. For the year ended December 31, 2003, Telus Communications accounted for 12% of total revenue. For the year ended December 31, 2002, Nortel Networks accounted for 10% of total revenue.

Marketing

Our marketing programs are designed to create awareness for our products and services and support our direct and indirect sales efforts. We have implemented an integrated mix of marketing activities, including product marketing, third-party reseller and channel partner marketing, corporate marketing and solutions and industry marketing.

Research and Development

To remain competitive in the voice software industry, we must continue to improve our speech products. Since our formation, we have invested significantly in developing and improving our core technologies, and related products. Our current research and development activities include improvements to all products including our speech recognition, voice authentication and text-to-speech engines, software platform and software applications. Our research and development expenses were $14.5, $15.3 million and $14.2 million in 2004, 2003 and 2002, respectively. As of December 31, 2004, we had 76 employees dedicated primarily to research and development.

Competition

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include Scansoft (which acquired Speechworks International during 2003), IBM and Microsoft Corp. With respect to our software platform, there are several vendors, including some of our third-party reseller partners, who market and sell platforms for voice systems. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products to address the needs of our prospective customers.

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

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws, as well as contractual protections, to protect our intellectual property. We have sought to increase our intellectual property rights by, among other actions, filing multiple U.S. patent applications, resulting in the issuance of eighteen patents. We have acquired a set of two additional U.S. patents relevant to our technology. We have taken steps to preserve certain of our patent rights in various foreign countries. We have issued trademark registrations and pending applications for our “Nuance” trademark in the United States and in our certain foreign markets. In addition, we have issued trademark registrations and pending applications in the United States for most of our key products. Although we rely on such protections, we believe that factors such as the technological and creative skills of our employees, new product developments, frequent product enhancements and reliable product maintenance are just as important to establishing and maintaining a technology leadership position. However, we cannot guarantee that others will not develop technologies that are similar or superior to our technologies.

To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for the maintenance of confidentiality and assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements to protect our confidential and proprietary information delivered to third parties and to control access to and distribution of such information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology to develop products with the same functionality as our products. Monitoring unauthorized use of our proprietary information and technology is difficult, and we cannot be certain that the actions we have taken to do so will always prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States.

The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may become subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention from our business or require us to enter into royalty or license agreements that could be costly or otherwise disadvantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, although we take precautions, former employers of our employees may assert that our employees have improperly or unwittingly disclosed confidential or proprietary information to us without our knowledge. Any of these occurrences could harm our business. We may be increasingly subject to infringement claims as the number and features of our products increase.

Employees

As of December 31, 2004, we had 281 full time employees, comprised of 190 domestic employees and 91 international employees. We also typically retain a varying number of independent technical contractors and temporary employees. Except for two employees in Brazil, none of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Available Information

We are required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

We make available free of charge on or through our website (www.nuance.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

RISK FACTORS

Investing in our common stock involves a high degree of risk. The risks described below are not the only risks facing our company. Additional risks not presently known to us, or that we deem immaterial, may also impair our business operations. Any of the following risks could materially and adversely affect our business, operating results and financial condition.

Our ability to accurately forecast our quarterly sales is limited, most of our short term costs are relatively fixed, certain of our costs are difficult to predict, and we expect our business to be affected by seasonality. As a result, our quarterly operating results are likely to fluctuate.

Our quarterly operating results have varied significantly in the past, and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. These quarterly variations are caused by a number of factors, including the following:

•	changes or projected changes in United States or international economic and political conditions;

•	delays or cancellations in expected orders by customers who are reducing or deferring spending or adjusting project plans;

•	delays in orders due to the complex nature of large telephony systems and the associated implementation projects;

•	timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

•	delays in recognition of revenue for sales transactions completed but not earned, as required by applicable accounting principles;

•	our ability to develop, introduce, ship and support new and/or enhanced products, such as new versions of our software platform and applications, that respond to changing technology trends in a timely manner;

•	our ability to manage product transitions;

•	rate of market adoption for speech technology and our products, such as our software platform and applications;

•	changes in our selling model, including focus of certain sales representatives on direct sales to end user customers and the resulting potential for channel conflict;

•	unexpected customer non-renewal of maintenance contracts or lower renewal instances than anticipated;

•	delays in the negotiation and documentation of orders, particularly large orders and orders from large companies;

•	expenses incurred in defending and settling litigation, which is difficult to predict and manage;

•	changes in the amount, and the timing of our expenses;

•	expenses incurred in responding to new corporate governance requirements, particularly those relating to the testing of internal controls; and

•	the utilization rate of our professional services personnel, which is dependent upon acquisition of new projects as large scale, multi-quarter projects near completion.

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

We depend on a limited number of orders for a substantial portion of our revenue during any given quarter. The loss or delay of a significant order could substantially reduce our revenue in any given period and harm our business.

Historically we have derived a significant portion of our revenue in each quarter from a limited number of direct and indirect customers. We expect that a small number of customers with significant orders for software products and professional services will continue to account for a substantial portion of our revenue in any given quarter. Generally, customers who make significant purchases from us are not expected to make subsequent, equally large purchases in the short term. Therefore we must attract new customers or new significant orders from other customers in order to maintain or increase our revenues in future quarters. If we experience delays or cancellations of orders from a major customer, if an anticipated sale is not made or is deferred, if our professional services team does not complete work on large projects ratably over one or more quarters, or if we fail to regularly obtain major new customers, our revenue in a given quarter could be impacted negatively and our business could be harmed.

Historically we have depended upon third-party resellers for a significant portion of our sales. The loss of key third-party resellers, or a decline in third-party resellers’ resale of our products and services, could limit our ability to sustain and grow our revenue.

The percentage of our revenue obtained through indirect sales was 53% for the year ended December 31, 2004. Although this percentage may decrease in the future, we intend to continue to rely on third-party resellers for a significant portion of our future sales. As a result, our revenues are dependent upon the viability and financial stability of our third-party resellers, as well as upon their continued interest and success in selling our products. In addition, some of our third-party resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a significant third-party reseller or our failure to develop new and viable third-party reseller relationships could limit our ability to sustain and grow our revenue. Furthermore, expansion or changes in the focus of our internal sales force, in an effort to increase third-party reseller sales or replace the loss of a significant third-party reseller, could require increased management attention and higher expenditures.

Our contracts with third-party resellers do not require a third-party reseller to purchase our products or services. In fact, many of our third-party resellers also offer the products of some of our competitors. We cannot guarantee that any of our third-party resellers will continue to market our products or devote significant resources to doing so. In addition, although we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships likely have been adversely affected by the introduction of our own platform product or our direct sales activities, which may have an unfavorable impact on revenue from certain third-party resellers. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party resellers in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party resellers and our business, and result in decreased sales through third-party resellers or threatened or actual litigation. If our third-party resellers do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party resellers possess confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party resellers, we cannot guarantee that any third-party reseller would not use our confidential information to compete with us.

Speech software products and services generally, and our products and services in particular, may not achieve widespread acceptance, which could require us to modify our sales and marketing efforts and could limit our ability to successfully grow our business.

The market for speech software products remains immature and is rapidly changing. In addition, some of our products are relatively new to the market. Our ability to increase revenue in the future depends on the acceptance by our customers, third-party resellers and end users of speech software solutions generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs of licensing and deploying such products, as well as by the perceived deployment time and risks of this relatively new technology. Furthermore, enterprises that have invested substantial resources in existing call centers or touch-tone-based systems may be reluctant to replace their current systems with new products. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of speech software in general and our products in particular. We may also need to modify or increase our sales and marketing efforts, or adopt new marketing strategies, to achieve such education. If these efforts fail, prove excessively costly or unmanageable, or if speech software generally does not continue to achieve commercial acceptance, our business would be harmed.

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

The sales cycles for our products have typically ranged from three to twelve months, depending on the size of the order and complexity of its terms, the amount of services we are providing, and whether the sale is made directly by us or indirectly through a third-party reseller.

Speech products often require a significant expenditure by a customer. Accordingly, a customer’s decision to purchase our products and services typically requires a lengthy pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products and services. During this evaluation period, we may expend substantial sales, technical, marketing and management resources in such efforts. Because of the length of the evaluation period, we are likely to experience a delay, occasionally significant, between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures. Furthermore, such expenditures frequently do not result in a sale of our products.

After purchase by a customer, it may take time and resources to complete any services we are providing and to integrate our software with the customer’s existing systems. If we are performing services that are essential to the functionality of the software, in connection with its implementation, we recognize license and service revenues based on the percentage of services completed, using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either license or service revenue until these conditions are met. We have in the past experienced, and may in the future experience, such delays in recognizing revenue. Consequently, the length of our sales and implementation cycles, the deployment process for our products, and the terms and conditions of our license and service arrangements often make it difficult to predict the quarter in which revenue recognition may occur and may cause license and service revenue and our operating results to vary significantly from quarter to quarter.

Our current and potential competitors, some of whom have greater resources and experience than we have, may market or develop products, services or technologies that may cause demand for, and the prices of, our products to decline.

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include Scansoft, IBM and Microsoft. Competitors like IBM and Microsoft may leverage their existing business relationships with customers to induce the customers to use their speech products and services. With respect to our software platform, there are many vendors, including some of our third-party resellers and channel partners, who market and sell competing platforms for voice systems. We expect additional competition from other companies in the platform market. We also have competition in the professional services market, including for applications. Our competitors may combine with each other, and other companies may enter our markets, including by acquiring or entering into strategic relationships with our competitors. Current and potential competitors may have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products, platforms and applications to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources than we do to the development, promotion and sale of speech products. Accordingly, we may not be able to compete effectively in our markets, competition may intensify and future competition may cause us to reduce prices or may otherwise harm our business.

Use of our products may infringe the intellectual property rights of others. Intellectual property infringement claims against our customers or us could be costly to us. Such claims could also slow our sales cycle or market adoption of our products.

The software industry in general, and the field of speech and voice technologies in particular, is characterized by the existence of a significant number of patents. Litigation and threats of litigation based on allegations of patent infringement and the violation of intellectual property rights are common in software markets and appear to be increasing. Although we attempt to avoid infringing known proprietary rights of third parties, we do not engage in affirmative efforts to attempt to familiarize ourselves with such third-party rights, principally due to the costs that would be involved in such activities. We may be subject to claims and legal proceedings for alleged infringement, either by us or our customers, of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights. In addition, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us.

We typically indemnify our customers against claims by third parties that our products infringe their intellectual property rights. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention from our business and require us and our customers to enter into royalty or license agreements that are costly and otherwise disadvantageous to us. Any such claims could also require us to defend our customer against the claim and indemnify our customer for its damages resulting from such claim. Any of these effects could have a material adverse effect on our business and results of operations. Further, parties making these claims may be able to obtain injunctions, preventing us from selling our products. These types of claims could also slow our sales cycle and/or market adoption generally with respect to the affected product, which could harm our business. We have recently been sued for patent infringement, the defense of which will be costly. See “Part II: Other Information, Item 1. Legal Proceedings.” We may be increasingly subject to infringement claims as the number and features of our products grow, we extend our speech application business and the speech market grows.

We understand that holders of a substantial number of patents have alleged that certain of their patents cover a wide range of automated services in the call center and computer telephony areas. We believe that one of such patent holders has sent letters to many providers of such automated services, including some of our customers, suggesting that a license under its portfolio is required in order to provide such automated services. This holder has also sued a number of such entities, alleging patent infringement. A number of the entities against which this holder has made such claims have entered into license agreements with respect to the holder’s patents. Recently, one of our customers notified us that one of such holders has claimed that the customer’s call center operations, which utilize our products, infringe one or more claims of the holder’s patents, and has made a related indemnity claim against us. It is possible that one or more of our other customers, in response to an infringement claim by any of such patent holders, might assert indemnity rights against us, whether or not meritorious. It is also possible that one or more of such patent holders might make a claim against us directly, whether or not meritorious. The costs associated with resolving any such disputes, regardless of the legal outcome, could be substantial and could materially and adversely affect our operating results.

We have a history of losses. We expect to continue to incur losses in the near term, and we may not achieve or maintain profitability.

We have incurred losses aggregating in excess of $284.4 million since our inception, including a net loss of approximately $26.2 million for the fiscal year ended December 31, 2004. We expect to continue to spend significant amounts to develop and enhance our products, services and technologies and to enhance our delivery capabilities. As a result, we will need to generate increasing revenue to achieve profitability. No assurance can be given that we will be able to grow our revenue. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. No assurances can be given that we will be profitable or have positive cash flow at any time in the future.

Sales to customers outside the united states have historically accounted for a significant portion of our revenue, exposing us to risks inherent in international operations.

International sales represented approximately 36% of our total revenue in 2004. We anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total revenue for the foreseeable future. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include the following:

•	difficulties and costs of staffing and managing foreign operations;

•	the difficulty in establishing and maintaining an effective international third-party reseller network;

•	the burden of complying with a wide variety of foreign laws, particularly with respect to tax, intellectual property and license requirements;

•	longer sales and payment cycles than we experience in the United States;

•	political and economic instability outside the United States;

•	import or export licensing and product certification requirements;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by the United States or foreign countries;

•	potential adverse tax consequences, including higher marginal rates and withholding taxes;

•	the impact of foreign exchange translations on the expense of our foreign operations; and

•	a limited ability, and significant costs, to enforce agreements, intellectual property rights and other rights in most foreign countries.

We are exposed to general economic conditions, which may continue to harm our business.

Over the past several years, there had been a global economic downturn, which did not begin to improve until late in 2003. If United States or global economic conditions deteriorate in the future, it is likely that capital spending will decline and our sales will be adversely affected. If such unfavorable economic conditions persist or worsen in the United States or internationally, such conditions will have a material adverse impact on our business, operating results and financial condition.

Our stock price may be volatile due to many factors, some of which are outside of our control.

Since our initial public offering in April 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The NASDAQ National Market and the securities of technology companies in particular, have experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

•	actual or anticipated variations in operating results;

•	announcements of operating results and business conditions by our customers, suppliers or competitors;

•	announcements by our competitors relating to new customers, technological innovations or new products or services;

•	announcements by us of new products and/or shifts in business focus or sales and distribution models;

•	material increases in our capital expenditures, including for infrastructure and information technology;

•	economic developments in our industry as a whole;

•	general market and economic conditions; and

•	general decline and other changes in information technology and capital spending plans.

Broad market fluctuations may materially and adversely affect our stock price, regardless of our operating results. Furthermore, our stock price may fluctuate due to variations in our operating results.

Any defects in, or other problems with, our products could harm our business and result in claims against us.

Complex software products such as ours may contain errors, defects and bugs (collectively, “errors”). During the development of any product, we may discover errors. As a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors, may be technologically unfeasible. Delivery of products with undetected errors, or reliability, quality or compatibility problems, could damage our reputation. The existence of errors, or reliability, quality or compatibility problems, could also cause interruptions, delays or cessations of sales to our customers. We could, as well, be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, or reliability, quality or compatibility problems, could bring claims against us, the defense of which, even if successful, would likely be time-consuming and costly for us. Furthermore, if any such defense was not successful, we might be obligated to pay substantial damages, which could materially and adversely affect our operating results.

If we are unable to effectively manage our operations and resources in accordance with market and economic conditions, our business could be harmed.

Our operations have changed significantly over time, due in part to volatility in our business, and may continue to change in the future. We have experienced significant growth in personnel in the past. However, between April 2001 and September 2004, in five separate restructuring actions, we reduced our workforce by approximately 42%. We may be required to expand or contract our business operations in the future to adapt to the market environment, and as a result may need to expand or contract our management, operational, sales, marketing, financial, engineering or other human resources, as well as management information systems and controls, to align with and support any such growth or contraction. Our failure to successfully manage these types of changes would place a substantial burden on our business, our operations and our management team, and could negatively impact sales, customer relationships and other aspects of our business.

We could be adversely impacted by the need for an increase in our restructuring accrual for our Pacific Shores facility.

Our restructuring accrual is represented by a lease loss created by our decision not to occupy our leased Pacific Shores facility. We added $19.2 million to that restructuring accrual in the third quarter of 2004. The accrual assumptions for such loss are based upon estimates of real estate market conditions and values. These market conditions are subject to wide fluctuations, and market values may not improve or may decline further, which could require an additional restructuring accrual. We have attempted to sublease the Pacific Shores facility, but, to date, have not been successful in those efforts. There can be no assurances that we will be able to sublease the facility at a lease rate approximating our estimate of its lease value, or at all. If we are unable to sublease the facility, we will have to record an additional restructuring charge of up to $22 million, which represents the sublease income we have estimated we may receive over the remaining life of the lease of approximately eight years.

We rely on the services of our key personnel, whose knowledge of our business and technical expertise would be difficult to replace.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain these key employees. We cannot guarantee that we will be able to retain all our key employees. Other than Charles Berger, our President and Chief Executive Officer and one senior sales employee, none of our key technical or senior management personnel have employment agreements with us, and, as a result, they may leave with little or no prior notice. If we lose any of our key technical and senior management personnel, replacing them could be difficult and costly. If we are not able to successfully and rapidly replace such personnel, our business could be materially harmed. We do not have life insurance policies covering any of our key employees.

Our failure to successfully respond to and manage rapid change in the market for speech software could cause us to lose revenue and harm our business. It is essential that we continue to develop new products that achieve commercial acceptance.

The speech software industry remains immature and is rapidly changing. Our future success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing third-party reseller and end-user requirements and incorporate technological advancements, such as products that speed deployment and accelerate customers’ return on investment, as well as achieve commercial acceptance. Commercial acceptance of new products and technologies we may introduce will depend on, among other things, the ability of our services, products and technologies to meet and adapt to the needs of our target markets; the performance and price of our products and services and our competitors’ products and services; and our ability to deliver speech solutions, customer service and professional services directly and through our third-party resellers. If we are unable to develop or deploy new products and enhance functionalities or technologies to adapt to these changes, we may be unable to retain existing customers or attract new customers, which could materially harm our business. In addition, as we develop new products, sales of existing products may decrease. If we are unable to offset a decline in revenue from existing products with sales of new products, our business would be adversely affected.

Speech products are not 100% accurate, and we could be subject to claims related to the performance of our products. Any claims, whether successful or unsuccessful, could result in significant costs and could damage our reputation.

Speech recognition natural language understanding and authentication technologies, including our own, are not accurate in every instance. Our customers, including several financial institutions, use our products to provide important services to their customers, including transferring funds to accounts and buying and selling securities. Any misrecognition of voice commands or incorrect authentication of a user’s voice in connection with these financial or other transactions could result in claims against our customers or us for losses incurred. Although our contracts usually contain provisions designed to limit our exposure to such liability claims, a claim brought against us based on misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management’s attention from our business operations, result in costly litigation and harm our reputation. If any such claim is successful, we could be exposed to an award of substantial damages and our reputation could be harmed greatly. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of limitations of liability, disclaimers of warranty or other protective provisions contained in many, but not all of, our contracts.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. For instance, in November 2000 we acquired SpeechFront, a Canadian company. In February 2001, we acquired certain non-exclusive intellectual property rights from a third-party. For the year ended December 31, 2001, we performed an impairment analysis and determined that our asset related to the SpeechFront acquisition was impaired and the asset was subsequently written down to its estimated fair value. Any future acquisitions of companies or technologies would be accompanied by risks such as:

•	difficulties in assimilating the operations, personnel and technologies of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with impairments of acquired assets, such as goodwill or acquired workforce;

•	increases in the risk of claims against us, related to the intellectual property or other activities of the businesses we acquire;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

Certain of our customers and third-party resellers have experienced, and may in the future experience, credit-related issues. We perform ongoing credit evaluations of customers, but do not require collateral. We grant payment terms to most customers ranging from 30 to 90 days. However, in some instances we may provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers, particularly those located outside the United Sates, and our business, operating results and financial condition could be adversely impacted.

Due to changed requirements relating to accounting treatment for employee stock options, we may be forced to change our business practices.

We currently account for the issuance of stock options under APB No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board now requires companies to include, beginning July 2005, a compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we could decide to decrease the number of employee stock options that we would grant. This could affect our ability to retain existing employees or to attract qualified candidates for open positions, and we may have to increase the cash compensation we would have to pay to them. Issuing a number of stock options comparable to the number we have issued in the past to new or existing employees would adversely impact our results of operations under the new accounting requirements, once they take effect.

International sales opportunities may require us to develop localized versions of our products. If we are unable to do so timely, our ability to grow our international revenue and execute our international business strategy will be adversely affected.

International sales opportunities may require investing significant resources in creating and refining different language models for particular languages or dialects. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If we fail to develop any necessary localized versions of our products on a timely basis, our ability to address international market opportunities and to grow our international business will be adversely affected. However, even if we expend resources to develop localized versions of our products, there is no assurance that we will be able to recognize sufficient revenues from these localized versions to make them profitable.

If the industry standards we support are not adopted as the standards for speech software, customers may not use our speech software products.

The market for speech software remains immature, and emerging and industry standards are still being established. We may not be competitive unless our products support changing industry standards; otherwise, customers may choose not to use our speech software products. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products. Furthermore, the existence of multiple standards could chill the market for speech software in general, until a dominant standard emerges.

Our applications, Nuance Application environment and our Nuance Voice Platform software are each designed to work, in all material respects, with the recently adopted VoiceXML standard. There are currently other, similar standards in development, some of which may become more widely adopted than VoiceXML. If VoiceXML is not widely accepted by our target customers or if another competing standard were to become widely adopted, then sales of our products could decline and our business would be materially harmed. In that case, we may find it necessary to redesign our existing products or design new products that are compatible with alternative standards that are widely adopted or that replace VoiceXML. This design or redesign could be costly and time-consuming. If a third-party proprietary technology were to become a standard, we might be precluded from developing products to conform to that standard unless we are able to enter into agreements to license the rights to develop such products. Any such license could require us to pay substantial royalties, whether upfront or based on sales of such products, which could materially adversely affect our margins for such products and, as a result, our results of operations.

Our inability to adequately protect our proprietary technology could harm our ability to compete.

Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect through reliance upon a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection, and may be time-consuming and expensive to obtain, maintain or enforce. Further, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property or to recover adequate compensation from any such infringers.

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

Our Shareholder Rights Plan, as well as provisions of our charter and bylaws, may make it more difficult for a third-party to acquire, or may discourage a third-party from attempting to acquire, control of Nuance. The plan and these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

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

In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding voting stock.

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

Our headquarters are located in the San Francisco Bay Area, near known earthquake fault zones, and are vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area, causing significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be seriously or completely impaired.

We rely on a continuous power supply to conduct our operations, and an energy crisis could disrupt our operations and increase our expenses.

We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we, or our customers, may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. If such interruption was lengthy or occurred repeatedly, it could adversely affect our ability to conduct operations, which could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and result in lost revenue, any of which could substantially harm our business and results of operations.

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

Our headquarters are located in Menlo Park, California in three office buildings in which we lease an aggregate of approximately 49,000 square feet. The lease agreements for these three office buildings were signed in June 2004, for a lease term of 5 years, and all expire in August 2009. In May 2000, we signed a lease for a 141,000 facility in Redwood City, California. The lease term is for 11 years, which began in August 2001. In April 2001, in conjunction with a restructuring plan, management decided not to occupy this facility, but rather market the property for sublease (see Note 11 to the consolidated financial statements).

In January 2000, we signed a lease, which was amended in August 2000, for approximately 36,000 square feet of office space in Montreal, Canada for our Montreal operations. The lease term is for seven years from the lease inception date of November 1, 2000. In January 2003, this lease was subsequently amended and the leased area was reduced to 18,000 square feet. We also lease facilities with short-term leases in the United Kingdom, Germany, Japan, Hong Kong and Brazil. Other than our United Kingdom, Canada and Menlo Park, California facilities, all of our offices are sales offices. We do not own any real estate. We believe that our facilities are adequate to meet our operational requirements for at least through the end of fiscal 2005.

ITEM 3.	LEGAL PROCEEDINGS

In April 2004, we were served with a civil complaint filed by Voice Capture, Inc. in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which names as defendants

Nuance, Intel Corporation and Dialogic Corporation, alleges that certain software and services of the defendants infringe upon certain claims contained in U.S. Patent No. Re 34,587 (“Interactive Computerized Communications Systems with Voice Input and Output”). In January 2005, we settled the case for an amount that is less than half of the projected legal fees and cost to defend the case through trial. This amount was recorded in the “General and Administrative” line of the Consolidated Statements of Operations. As a result of the settlement, the case has been dismissed with prejudice and the plaintiff has released all claims it may have against us.

In August 2001, the first of a number of complaints was filed, in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased our stock between April 12, 2000, and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against us and some of our directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against us. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including us) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including us, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon us, as payments, if any, are expected to be made by insurance carriers, rather than by us. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In March 2005, the court granted preliminary approval of the settlement, subject to the parties agreeing to modify the term of the settlement which limits each underwriter from seeking contribution against its issuer for damages it may be forced to pay in the action. In the event a settlement is not concluded, we intend to defend the litigation vigorously. We believe that we have meritorious defenses to the claims against us.

In addition, we are subject to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq National Market under the symbol “NUAN” since April 13, 2000. The following table presents, for the periods indicated, the intraday high low trading prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal 2004
First Quarter	$9.07	$5.59
Second Quarter	$6.62	$4.17
Third Quarter	$4.68	$3.53
Fourth Quarter	$5.29	$3.64

Fiscal 2003
First Quarter	$2.79	$2.08
Second Quarter	$5.79	$2.10
Third Quarter	$6.82	$4.55
Fourth Quarter	$9.40	$5.61

As of February 28, 2005, there were approximately 376 holders of record of our common stock based on data obtained from our transfer agent. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Set forth below is a summary of certain consolidated financial information with respect to Nuance as of the dates and for the periods indicated. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our consolidated financial statements, which have been audited.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The historical results presented below are not necessarily indicative of future results:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in ‘000s, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$57,877	$55,038	$44,085	$39,300	$51,818
Gross profit	44,387	42,138	32,390	23,033	41,066
Loss from operations	(27,691)	(22,287)	(73,071)	(117,781)	(29,825)
Net loss	(26,179)	(19,301)	(71,184)	(110,365)	(23,474)
Basic and diluted net loss per share	$(0.74)	$(0.56)	$(2.11)	$(3.40)	$(1.03)

Shares used to compute basic and diluted net loss per share (*)	35,487	34,471	33,666	32,480	22,717

(*)	For a description of shares used in computing basic and diluted net loss per share, see Note 2 to the consolidated financial statements.

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$53,583	$40,206	$43,771	$132,618	$219,047
Short-term and long-term investments	37,493	66,599	83,737	41,977	8,728
Working capital	81,113	99,661	110,034	128,672	226,366
Total assets	130,257	141,497	161,670	208,231	279,338
Current portion of restructuring accrual	10,203	9,554	10,453	8,974	—
Long-term portion of restructuring accrual	52,705	42,891	42,232	20,169	—
Current portion of capital lease	—	33	37	—	12
Long-term portion of capital lease	—	—	27	—	32
Total stockholders’ equity	49,216	72,561	89,273	154,825	251,991

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

Overview

We develop, market and support speech software products for automating interactions over the telephone for a range of industries and applications. During 2004, we released a range of new products, including Nuance 8.5, a new version of our speech recognition software, an updated version of the Nuance Voice Platform™ and our second application, Nuance Caller Authentication™. During the year, we closed a number of direct sales in which customers chose the Nuance Voice Platform to replace their incumbent IVR provider and application set. Our technology leads the market in second generation IVR platforms, based on our integration with the other components of a successful speech solution, VoiceXML compliance and readiness for voice over IP, or VOIP.

We seek to actively support both emerging industry standards as well as proprietary development environments. Our software is designed to support VoiceXML, the recognized industry standard language for the creation of voice-driven products and services.

We also offer a range of consulting, support and education services that enable our customers and third-party resellers to develop and maintain voice-driven applications that use our software products. We sell our products both directly through our sales force and indirectly through third-party resellers. We sell our products to customers in the United States, Canada, Europe, and countries in Asia and Latin America. We anticipate that markets outside of the United States will continue to represent a significant portion of total future revenue.

Overview of 2004 Operations

Our growth and anticipated profitability are heavily dependent upon general economic conditions and demand for information technology, particularly in the call center market. Our products and services have traditionally been sold to the telecommunications and financial services industries either by our direct sales force or by other call center vendors. These industries have sustained slowdowns over the past several years. Even though information technology spending appears to be increasing slowly, it is difficult to predict the trend in information technology spending for the foreseeable future. Also, the levels of our quarterly revenue, particularly from license and professional service engagements, are heavily dependent on relatively large dollar transactions from a relatively small number of customers, generally in the telecommunications or financial services industry.

In response to the challenging business environment, we have evolved and continue to evolve our strategic direction in a way that we believe will improve our business performance. Our strategic objectives include:

•	focusing resources on geographic and industry targets believed to have the highest potential for revenue;

•	evolving our voice platform and development tools to increase the speed and ease of deployment, and reduce the total cost of ownership, of speech systems;

•	developing speech applications designed to reduce deployment time and lower maintenance requirements;

•	developing and strengthening a multi-channel selling model; and

•	developing advanced speech technologies that deliver customer value, support the customer experience and maintain a leading position in the speech industry.

Some specific operating changes have already been accomplished, such as the restructuring actions taken in 2002, 2003 and 2004, the release of two new products, NVP and NCS, in 2003, the sales execution with a multi-channel strategy, the development of a platform Value Added Reseller (“VAR”) channel and the introduction of a new application, Nuance Caller Authentication, in 2004. We continue to focus on driving complete speech solutions into the large telecom and enterprise call center markets. Other operating activities, including the introduction of new products and changes to selling and delivery channels, will continue to evolve over the next several years. We are making these strategic shifts because we believe that they will enhance our business performance. However, some of the actions we are taking, such as the introduction of new products, present inherent risks. We believe that these new products will make speech systems faster and easier to deploy, and will create value for our customers. The success of these products depends upon certain market factors, such as information technology spending, market acceptance of packaged software applications and industry adoption of VoiceXML and related standards.

In addition, we are responding to customers’ requests to work more directly with them to provide greater access to our speech expertise across all levels of their speech solutions. We believe that increasing our direct relationships with end users and delivering more complete solutions will allow us to reap greater value from these sales transactions. However, this new sales and delivery model may also present increased costs and risks, such as increased liability for complete solution delivery, costs and risks of subcontractors, and possible delays in recognition of revenue. Further, we may experience periodic fluctuations in our consulting services revenues when long-term consulting projects come to completion. In addition, while we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships have been adversely affected by our introduction of our own platform product and application products and our direct sales activities, which have had an unfavorable impact on revenue from certain third-party resellers.

We are committed to a multi-channel sales approach, and third-party resellers have been and will continue to be instrumental in delivering speech engines, applications and services to our end customers. We are actively working to maintain and build strong relationships with existing and new third-party resellers. We will continue to focus efforts on fostering a strong third-party reseller channel, particularly to leverage complementary capabilities in order to speed and ease deployment of speech solutions. We may encounter difficulties or delays in finding third-party resellers having such complementary capabilities or in establishing third-party reseller partner relationships with such entities.

In addition, competition exists in the speech technology market. We believe that our business and technology has the ability to compete effectively. However, the speech market is still relatively young and susceptible to change. Our competitors may be able to develop superior technologies or may combine with each other to leverage complimentary technologies or relationships. Current and potential competitors may be larger than Nuance and may be able to invest greater resources in competitive efforts or may establish relationships among themselves or with third parties to increase their technological or selling and marketing abilities.

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

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Those policies are as follows:

•	revenue recognition;

•	restructuring and impairment charges;

•	valuation allowance for doubtful accounts;

•	income taxes; and

•	valuation of long-lived assets.

Revenue Recognition

Revenues are generated from licenses, services and maintenance. All revenues generated from our worldwide operations are approved at our corporate headquarters, located in the United States. We apply the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, to all transactions involving the sale of software products. We also recognize some revenue based on SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Emerging Issues Task Force (“EITF”) Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.

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

For licensed products that do not require significant customization of components, we recognize revenue from the sale of software licenses when:

•	persuasive evidence of an arrangement exists;

•	the software and corresponding authorization codes have been delivered;

•	the fee is fixed and determinable; and

•	collection of the resulting receivable is probable.

We use a signed contract and either 1) a purchase order, 2) an order form or 3) a royalty report as evidence of an arrangement.

Products delivered with acceptance criteria or return rights are not recognized as revenue until all revenue recognition criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. Delivery is accomplished through electronic distribution of the authorization codes or “keys”. Occasionally the customer will require that we secure their acceptance of the system in addition to the delivery of the keys. Such acceptance, when required, typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or transaction completion rates. In the absence of such performance acceptance, we will defer revenue recognition until signed acceptance is obtained.

We consider the fee to be fixed and determinable when the price is not subject to refund or adjustments.

We assess whether collection of the resulting receivable is probable based on a number of factors, including the customer’s past payment history and current financial position. If we cannot determine that collection of a fee is probable, we defer recognition of the revenue until the time collection becomes reasonably assured, which is upon receipt of the cash payment.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if Vendor Specific Objective Evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE of fair value is based on the price charged when the element is sold separately, or, if not yet sold separately, is established by authorized management. In situations where VSOE of fair value for undelivered elements does not exist, the entire amount of revenue from the arrangement is deferred and recognized when VSOE of fair value can be established for all undelivered elements or when all such elements are delivered. In situations where the only undelivered element is maintenance and VSOE of fair value for maintenance does not exist, the entire amount of revenue from the arrangement is recognized ratably over the maintenance period. As a general rule, license revenue from third-party resellers is recognized when product has been sold through to an end user and such sales have been reported to us. However, certain third-party reseller agreements include time-based provisions on which we base revenue recognition. In these instances, there is no right of returns possible.

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

Service revenue consists of revenue from providing consulting and training. Service revenue also consists of other revenues primarily of reimbursements for consulting out-of-pocket expenses incurred and recognized, in accordance with EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” For services revenue, we require 1) a signed contract, 2) a statement of work and 3) a purchase order or order form prior to recognizing any services revenue. Our consulting service contracts are bid either on a fixed-fee basis or on a time-and-materials basis. For a fixed-fee contract, we recognize revenue using the percentage of completion method. For time-and-materials contracts, we recognize revenue as services are performed. Training service revenue is recognized as services are performed. Losses on service contracts, if any, are recognized as soon as such losses become known.

Maintenance revenue consists of fees for providing technical support and software upgrades and updates. We require a signed contract and purchase order prior to recognizing any maintenance revenue. We recognize all maintenance revenue ratably over the contract term for such maintenance. Customers have the option to purchase or decline maintenance agreements at the time of the license purchase. If maintenance is declined, a reinstatement fee is required when the customer decides to later activate maintenance. Customers generally have the option to renew or decline maintenance agreements annually.

Our standard payment terms are generally net 30 to 90 days from the date of invoice. Thus, a significant portion of our accounts receivable balance at the end of a quarter is primarily comprised of revenue from that quarter.

Restructuring and Asset Impairment Charges

We accrue for restructuring costs when management approves and commits to a firm plan. Historically the main components of our restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges are accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after our cost recovery efforts from subleasing the building, certain assumptions are made relating to the (1) time period over which the building would remain vacant (2) sublease terms and (3) sublease rates. We establish the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates are derived using the guidance provided in Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges”, EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. These reserves are based upon management’s estimate of the time required to sublet the property, the amount of sublet income that may be generated between the date the property is not occupied and expiration of the lease for the unoccupied property as well as costs to maintain the property and anticipated costs to sublease the property. These estimates are reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates.

Valuation Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on a percentage of our accounts receivable, the historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

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

Valuation of Long-lived Assets

We have assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets”. We assess whether it will recognize the future benefit of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. For assets to be held and used, including acquired intangibles, we initiate our review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of our carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of December 31, 2004, we have no goodwill balance.

Description of Operating Accounts

Total revenue.    Total revenues are generated from three primary sources: (1) new software licenses; (2) services, which include consulting services and education services; and (3) maintenance, which includes software license updates and customer technical support. License revenue consists of license fees for our software products. Software license revenues represent all fees earned from granting customers licenses to use our technology and applications software and exclude revenue derived from software license updates, which are included in maintenance revenue. Service revenue consists of revenue from providing consulting, education and other services. Maintenance revenue consists of fees for providing technical support and software upgrades.

Cost of Revenue.    Cost of license revenue consists primarily of fees payable on third-party software and amortization of purchased technology. Cost of service revenue consists primarily of compensation and related overhead costs from employees engaged in consulting services and amounts paid to subcontractors. Cost of maintenance revenue consists primarily of compensation and related overhead costs for employees engaged in customer technical support.

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

Non-cash compensation expense.    We have elected to follow the accounting provisions of APB No. 25, “Accounting for Stock Issued to Employees”, for stock-based compensation granted to employees. Accordingly, non-cash stock-based employee compensation expense is recognized in our consolidated statement of operations only when options are granted to employees at an exercise price that is less than the market price of the underlying stock on the date of the grant.

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

Provision for (benefit from) income taxes.    Provision for (benefit from) income taxes consists of foreign taxes, tax credits, tax assessments and penalties.

Results of Operations

We believe that period-to-period comparisons of our historical operating results should not be relied upon as being indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly changing markets. We have experienced both significant revenue growth and revenue declines in the past. Furthermore, we may not achieve or maintain profitability in the future.

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	For the Year Ended December 31,			2004 over 2003 % Change	2003 over 2002 % Change
	2004	2003	2002
	(in thousands)
Revenue:
License	$26,409	$28,207	$26,783	(6)%	5%
Service	15,806	14,266	8,191	11	74
Maintenance	15,662	12,565	9,111	25	38

Total revenue	57,877	55,038	44,085	5	25

Cost of revenue:
License	396	370	641	7	(42)
Service	10,460	9,982	7,680	5	30
Maintenance	2,634	2,548	3,374	3	(25)

Total cost of revenue	13,490	12,900	11,695	5	10

Gross profit	44,387	42,138	32,390	5	30

Operating expenses:
Sales and marketing	26,727	28,179	39,712	(5)	(29)
Research and development	14,504	15,310	14,153	(5)	8
General and administrative	11,037	11,533	13,393	(4)	(14)
Non-cash compensation expense	73	28	928	161	(97)
Restructuring charges and asset impairments	19,737	9,375	37,275	111	(75)

Total operating expenses	72,078	64,425	105,461	12	(39)

Loss from operations	(27,691)	(22,287)	(73,071)	24	(70)
Interest and other income, net	1,097	1,180	2,687	(7)	(56)

Loss before income taxes	(26,594)	(21,107)	(70,384)	26	(70)
Provision for (benefit from) income taxes	(415)	(1,806)	800	(77)	(326)

Net loss	$(26,179)	$(19,301)	$(71,184)	36	(73)

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	For the year ended December 31
	2004	2003	2002
Revenue:
License	46%	51%	61%
Service	27	26	18
Maintenance	27	23	21

Total revenue	100	100	100

Cost of revenue:
License	1	1	1
Service	18	18	17
Maintenance	4	4	8

Total cost of revenue	23	23	26

Gross profit	77	77	74

Operating expense:
Sales and marketing	47	51	90
Research and development	25	28	32
General and administrative	19	21	31
Non-cash compensation expense	—	—	2
Restructuring charges and asset impairments	34	17	85

Total operating expenses	125	117	240

Loss from operations	(48)	(40)	(166)
Interest and other income, net	2	2	6

Loss before income taxes	(46)	(38)	(160)
Provision for (benefit from) income taxes	(1)	(3)	2

Net loss	(45)%	(35)%	(162)%

	For the year ended December 31
	2004	2003	2002
Gross profit:
License revenue gross profit	99%	99%	98%
Service revenue gross profit	34	30	6
Maintenance revenue gross profit	83	80	63

Total revenue gross profit	77%	77%	74%

Summary of 2004 versus 2003

Total revenue increased 5% from 2003 to 2004, primarily from a 25% increase in maintenance revenue, an increase in service revenue of 11%, partially offset by a decrease in license revenue of 6%. Total revenue in Canada decreased by $3.2 million from $11.6 million in 2003 to $8.4 million in 2004, primarily as a result of from lower product sales into the telecommunications industry. Total revenue from customers in the United States increased $3.6 million from $33.3 million in 2003 to $36.9 million in 2004, mainly from $2.0 million higher product sales and $1.9 million higher maintenance revenue, offset by a small decline in professional service revenue of $0.3 million. Total revenue from European customers increased $1.4 million to $7.2 million in

2004 from $5.8 million in 2003, primarily from increases in professional services revenue of $0.4 million and $0.3 million in maintenance revenue. Our Asia Pacific region produced $0.9 million higher revenue, from $3.6 million in 2003 to $4.5 million in 2004, primarily from higher professional services revenue of $0.4 million and higher maintenance revenue of $0.5 million. In 2004, like 2003, we depended on a limited number of customers for a substantial portion of our revenues. We may not continue to recognize significant revenue from these customers, or replace them with other significant customers, in 2005.

When we perform consulting and implementation services that are essential to the functionality of the software, we recognize both license and service revenue, utilizing contract accounting, based on the percentage of the consulting services that have been completed. Revenue recognized for such contracts totaled $2.6 million, or approximately 2% of total revenue, for 2004, and $5.1 million, or approximately 9% of total revenue for 2003.

Gross profit remained constant at 77% for both 2004 and 2003. Gross profit was higher for both professional services and maintenance revenue in 2004.

Operating expense increased 12% from 2003 to 2004, primarily from the increase in restructuring charges, partially offset by decreases in sales and marketing, research and development, and general and administrative expenses.

Loss from operations as a percentage of revenue increased from (40%) in 2003 to (48%) in 2004, primarily from the increase restructuring recorded in 2004.

Summary of 2003 versus 2002

Total revenue increased 25% from 2002 to 2003. This increase was primarily attributable to increases in service and maintenance revenue. Total revenue from customers in Canada increased by $7.6 million from $4.0 million in 2002 to $11.6 million in 2003, primarily from increased sales of products and services to customers in the telecommunications industry. Total revenue from customers in the United States increased $4.8 million from $28.5 million in 2002 to $33.3 million in 2003, primarily from increases in service and maintenance revenue. Total revenue from customers in Latin America declined $2.2 million from $3.0 million in 2002 to $0.8 million in 2003, due to Latin America countries political restrictions and unstable economic situations. In 2003 we depended on a limited number of customers for a substantial portion of our revenue.

Gross profit increased from 74% in 2002 to 77% in 2003, primarily due to higher service and maintenance revenue, as well as a $1.4 million increase in license revenue with no increase in cost of license revenue. Service revenue gross profit increased substantially from 6% in 2002 to 30% in 2003, maintenance revenue gross profit increased from 63% in 2002 to 80% in 2003 as a result of improved utilization of our service employees and relatively constant maintenance costs.

Operating expenses decreased 39% from 2002 to 2003, primarily due to lower employee-related expenses and net incremental savings from our restructuring efforts. We have reduced expenses to better align resources with revenue opportunities anticipated in the current economic market. Additionally, we reduced the use of outside professional services in 2003.

Loss from operations as a percentage of total revenues improved from (166%) to (40%) from 2002 to 2003, primarily due to the increase in service revenue and maintenance revenue, as well as the reduced expenses and restructuring charges.

Comparison of the years ended December 31, 2004, 2003 and 2002

Revenue and cost of revenue

2004 versus 2003

Total revenue increased 5% from 2003 to 2004. License revenue decreased 6%, while service revenue increased 11% and maintenance revenue increased 25%.

License revenue and cost of license revenue

From 2003 to 2004, license revenue decreased 6%. Direct license revenue decreased from $11.0 million to $8.2 million, primarily from decreased sales of product to large telecommunications customers in Canada, from 2003 to 2004. Indirect license revenue, primarily resulting from sales of our speech products through our third-party resellers, increased from $17.2 million in 2003 to $18.2 million in 2004. Cost of license revenue as a percentage of license revenue was 1% in both 2004 and 2003. For those periods, gross profit percentage from license revenue remained relatively constant.

Service revenue and cost of service revenue

From 2003 to 2004, service revenue increased $1.5 million, approximately 11%, primarily resulting from an increase in relatively large professional service engagements in the telecommunications and financial services industries. Cost of service revenue increased 5%, primarily due to a headcount increase in our professional service staff. Cost of services headcount increased by 13 employees, or approximately 31%, from 42 as of December 31, 2003, to 55 as of December 31, 2004.

Maintenance revenue and cost of maintenance revenue

From 2003 to 2004, maintenance revenue increased 25%. The increase was due to the additional sales of licenses in 2004, which included maintenance contracts, a high customer support renewal rate and a one-time benefit from fees paid by customers or third-party resellers to reinstate support contracts. Cost of maintenance revenue remained relatively flat due to little change in cost of maintenance headcount. Therefore, from 2003 to 2004, maintenance revenue gross profit increased slightly from 80% from 83%.

2003 vs. 2002

Total revenue increased 25% from 2002 to 2003. License revenue increased 5%, while service revenue increased 74% and maintenance revenue increased 38% from 2002 to 2003. In 2003, we depended on a limited number of customers for a substantial portion of our revenue.

License revenue and cost of license revenue

License sales in Canada improved by an increase of $3.1 million in 2003 over 2002, primarily from purchases made by the telecommunications sector. License sales in Latin America declined substantially from $2.1 million in 2002 to $0.2 million in 2003 as the economy in Latin America continued to experience difficulty. Our license sales in the United States, Europe, and Australia produced modest absolute growth or minor declines in each of these regions. Our license sales in Asia in 2003, primarily in China, produced an additional $0.5 million in license sales over 2002.

We continued to market and license our speech engines in 2003 and released two new speech products: NVP in March 2003 and NCS in June 2003. NVP gained market acceptance in the telecommunications sector. These new products were primarily sold directly to end user customers and accounted for a significant portion of the increase in license sales made directly to customers. Direct license revenue increased $4.9 million to

$11.0 million in 2003 from $6.1 million in 2002. Indirect license revenue, primarily our speech engine products sold through our third-party resellers, declined $3.4 million to $17.2 million in 2003 from $20.6 million in 2002.

We also recognized license revenue of $1.1 million in 2003 and $2.7 million in 2002 from revenue originally accounted for as deferred revenue when payment for these third-party reseller contracts was received in prior periods. We originally deferred the revenue primarily as a result of payments from customers received in advance of recognition of revenue. This license revenue was recognized in 2003 and 2002 when an identified time period expired or the customer or third-party reseller’s right to certain license was forfeited. As of December 31, 2003, there were no further deferred license contracts of this nature recorded as deferred revenue accounts.

The cost of license revenue declined, $0.3 million from 2002 to 2003. Gross profit increased slightly to 99% in 2003 from 98% in 2002.

Service revenue and cost of service revenue

Service revenue increased 74% in 2003 from 2002. This revenue grew primarily as a result of a few large multi-year service contracts in 2003 in the United States and Canada, primarily supporting the telecommunications sector. The cost of service revenues as a percentage of service revenue decreased from 94% in 2002 to 70% in 2003. Service revenue gross profit improved from 6% in 2002 to 30% in 2003, primarily due to the increase in utilization of our professional service employees and the effective use of subcontractors to deliver consulting work for our customers. Utilization was also improved in 2003 as we completed several large projects, which allowed for more accurate scheduling and minimal unplanned and unbilled time.

Maintenance revenue and cost of maintenance revenue

Maintenance revenue increased 38% from 2002 to 2003. The increased maintenance revenue was primarily due to an increase in license revenue in 2002 over 2001. The increase in the sales of licenses in prior years resulted in an increase in support contract renewals and a one-time benefit from fees paid by customers or third-party resellers to reinstate support contracts. The cost of maintenance revenues as a percentage of maintenance revenue decreased from 37% in 2002 to 20% in 2003. The cost of maintenance revenue remained relatively flat from 2002 to 2003. Technical support personnel required to provide customers with product support remained at a relatively constant headcount from 2002 to 2003. Maintenance gross profit increased from 63% in 2002 to 80% in 2003.

Sales and Marketing

2004 versus 2003

Sales and marketing expense decreased approximately $1.5 million from 2003 to 2004. Sales and marketing headcount decreased by 15 employees, or 15%, from 97 employees at December 31, 2003, to 82 employees at December 31, 2004. This decrease was attributable to reduced payroll and related expenses as a result of the decrease in headcount between the periods and smaller commission expense, offset slightly by additional recruiting expense incurred in the fourth quarter of 2004, as our sales team added sales representatives and additional outbound marketing resources.

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

Research and Development

2004 versus 2003

From 2003 to 2004, research and development expenses reduced 5%, mainly due to our action in the third quarter of 2004 to reduce product management and engineering resources, so we could focus on increased sales and outbound marketing efforts. Headcount for research and development personnel decreased by 23 employees, approximately 23%, from 99 employees at December 31, 2003 to 76 employees at December 31, 2004. However, we do have a continued commitment to R&D. Our investment in this area is appropriately funded to deliver new application products and continued improvements to our platform product and core technology.

2003 versus 2002

The increase from 2002 to 2003 was primarily attributable to the $0.8 million increase in payroll and related expenses and a $0.3 million increase in external consulting service. The increase in research and development expenses from 2002 to 2003 reflected our efforts and investment to develop and deliver enhancements to our core speech engine products and to develop and deliver our new NVP product and NCS Application product. Headcount for research and development personnel increased by 5 employees, approximately 5%, from 94 employees at December 31, 2002, to 99 employees at December 31, 2003.

General and Administrative

2004 versus 2003

From 2003 to 2004, general and administrative expenses decreased approximately $0.5 million, or approximately 4%, primarily due to the transitional expenses associated with the hiring of our new CEO in the first quarter 2003 not being duplicated in the year ended December 31, 2004. Also in 2004, we realized the expense benefits, mainly in the reduced payroll and related overhead costs, as a result of a headcount reduction taken in the third quarter of 2003 in our general and administrative staff, offset by the increased expenses for professional consultants for Sarbanes-Oxley compliance and testing requirements and the cost of a litigation settlement and related legal expenses. Headcount for general and administrative personnel remained relatively flat, decreased by 1 employee, from 49 employees at December 31, 2003, to 48 employees at December 31, 2004.

2003 versus 2002

The decrease from 2002 to 2003 was primarily attributable to a decrease in external consulting services, decreases in payroll and related overhead costs as a result of the headcount reduction in the first quarter 2002, the third quarter 2002 and the third quarter 2003, as well as the decreases in rent, partially offset by the increases in audit and tax services. In 2003, we realized the full benefit of the reduction-in-force actions taken in 2002. Headcount for general and administrative personnel decreased by 9 employees, a reduction of approximately 16%, from 58 employees at December 31, 2002, to 49 employees at December 31, 2003.

Non-Cash Compensation

In 2004, we accelerated the vesting of options to purchase 12,500 shares of common stock held by one officer who left the Company in the first quarter of 2004. In connection with this acceleration, we recorded $73,000 as non-cash stock-based compensation expense, which was calculated by taking the difference between the fair value of the common stock on the date of acceleration, less the option exercise price, times the number of options accelerated, in our consolidated statement of operations for the year ended December 31, 2004.

We account for our stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, we record deferred stock compensation equal to the difference between the grant price and fair value of our common stock on the date of grant. In connection with the grant of stock options prior to our initial public offering, we recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, which was amortized over the vesting period of the applicable options. This compensation expense was with respect to approximately 3,152,000 stock options, with a weighted average exercise price of $8.58. For the years ended December 31, 2003 and 2002, we recorded amortization of deferred compensation of $0.2 million and $0.9 million. During the same periods, we reversed excess amortization of deferred stock compensation due to termination of employees of ($0.2) million and ($0.4) million, resulting in no net expense for deferred compensation and $0.5 million, respectively. For the year ended December 31, 2002, the Company reversed approximately $0.1 million of deferred stock compensation into additional paid-in capital, representing unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees. Deferred stock-based compensation was fully amortized as of December 31, 2003.

In connection with the SpeechFront acquisition, we recorded deferred compensation expense of $0.4 million for the year ended December 31, 2002. SpeechFront related deferred compensation was fully amortized as of December 31, 2002.

On December 4, 2000, we issued to GM OnStar, a customer, a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share, subject to certain anti-dilution adjustments. The warrant was exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, we valued the warrant at $0.5 million, utilizing the Black-Scholes valuation model and using the following assumptions; risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. We amortized $0.2 million related to this warrant in 2002. The warrant was fully amortized and expired unexercised in August 2002.

Restructuring Charges and Asset Impairments

In 2001, we reduced our workforce by 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. In 2002, we reduced our workforce by another 114 employees, primarily to realign the sales organization, to align the cost structure with changing market conditions and to create a more efficient organization. In 2003, we reduced our general and administrative workforce by 9%, or five employees, to further realign the organizational structure. In 2004, we reduced our product management and engineering workforce by 16 employees, approximately 5% of the total workforce, to lower overall cost structure and to allow us to hire additional sales and outbound marketing resources.

We will continue to evaluate our resource and skills requirements and adjust our staffing appropriately, including decreasing our workforce in some areas or functions if required. We may also in the future be required to increase our workforce to respond to changes or growth in our business, and as a result may need to expand our operational and human resources, as well as our information systems and controls, to support any such growth. Such expansion may place significant demands on our management and operational resources.

In connection with the 2001 restructuring plan, we decided not to occupy our leased Pacific Shores facility. This decision resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after our cost recovery efforts to sublease the building, certain assumptions were made relating to the (1) time period over which the building will remain vacant, (2) sublease terms and (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges,” and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The lease loss was increased in August 2002, September 2003 and September 2004, as described below and will continue to be adjusted in the future upon the occurrence of triggering events (change in estimate of time to sublease, actual sublease rates, or other factors, as these changes become known).

Fiscal Year 2002

In January 2002, with the approval of our Board of Directors, we implemented a restructuring plan to reduce our workforce. The restructuring was primarily to realign the sales and professional services structure. We recorded a restructuring charge of $1.3 million during the first quarter 2002, consisting primarily of payroll and related expenses associated with reducing headcount. This amount was fully paid out as of December 31, 2002.

In August 2002, with the approval of our Board of Directors, we implemented a restructuring plan to reduce our worldwide workforce to realign our expense structure with near term market opportunities. In connection with the reduction of workforce, we recorded a charge of $2.6 million, primarily for severance and related employee termination costs. It was fully paid off as of December 31, 2003. For the third quarter 2003, we also reversed an excess accrual for this restructuring plan, which resulted in the recording of $0.2 million as a credit to the restructuring charge line.

The restructuring plan also included the consolidation of facilities, through the closing of certain international offices, that resulted in a charge of $0.7 million, which was fully paid out during the first quarter 2004.

In addition, in fiscal year 2002, we recorded an increase in our previously reported real estate restructuring accrual related to our unoccupied leased facility. This additional charge of $31.8 million resulted from an analysis of the time period during which the California property was likely to remain vacant and prospective sub-lease terms and sub-lease rates.

Fiscal Year 2003

For the third quarter of 2003, with the approval of our Board of Directors, we implemented a restructuring plan to reduce our general and administrative workforce to realign the organizational structure. We recorded a restructuring charge of $0.2 million, primarily for severance and termination costs relating to the reduction in workforce. As of December 31, 2003, all severance payments were fully paid. In addition, we revised the estimate for the August 2002 restructuring plan, which resulted in a $0.2 million credit to the restructuring expense.

For third quarter 2003, we reviewed the earlier estimate for the lease loss for our unoccupied leased facility and the condition of the San Francisco Bay Area commercial real estate market. We estimated that it might take an additional 18 months to sublease this unoccupied facility. We also reduced the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $10.4 million, which was recorded as part of the restructuring expense.

Fiscal Year 2004

In third quarter 2004, with the approval of our Board of Directors, we reduced our headcount in engineering, product marketing and IT by 16 employees, to lower our overall cost structure and to allow us to reallocate resources to our sales operations. This resulted in a severance charge of $574,000 recorded as restructuring expense on the consolidated statement of operations

For third quarter 2004, we reviewed our earlier estimate for our unoccupied leased facility and the condition of the San Francisco Bay Area real estate market. We estimated that it might take an additional 18 months to sublease this unoccupied facility. We also lowered the estimates for the expected sublease rates due to the condition of that market. This evaluation resulted in recording an additional lease loss of $19.2 million, which was recorded as restructuring expense on the consolidated statement of operations. During the preparation of our consolidated financial statements for the three and nine months ended September 30, 2004, we discovered that an immaterial mathematical error had been made in the third quarter 2003 revaluation of the restructuring accrual calculation for the unoccupied leased facility. We increased the third quarter 2004 restructuring accrual by $748,000 to adjust for this error, which was included in the $19.2 million mentioned above.

As of December 31, 2004, we expect the remaining future net cash outlay under the restructuring plans for our unoccupied lease facility to be $62.9 million, of which $10.2 million of the lease loss is to be paid out over the next 12 months and $52.7 million is to be paid out over the remaining life of the lease of approximately seven and a half years.

As noted, we have recorded a lease loss related to future lease commitments for our unoccupied lease facility, net of estimated sublease income. However, given the condition of the San Francisco Bay Area commercial real estate market, we may be required to periodically reevaluate the components of the estimated sublease income, because such components affect the estimated lease loss for the unoccupied leased facility. Specifically, we are required to reevaluate the time that it might take to sublease this unoccupied facility, as well as the expected sublease rates. This evaluation may result in additional lease loss of up to approximately $22 million if the facility is not subleased at any time during the balance of the term of the related lease, which would increase the restructuring charges by the amount of that loss.

Asset impairments

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

Interest and Other Income, Net

2004 vs. 2003

From 2003 to 2004, interest income and other income, net, decreased by approximately 7%. This decrease was mainly a result of lower interest income due to the decrease in cash and short-term investment positions.

2003 vs. 2002

The year-to-year decrease in interest and other income, net was mainly caused by the reduction of interest income, resulting from lower cash balances and decreased interest rates.

Provision for (benefit from) Income Taxes

As of December 31, 2004, we have cumulative net operating loss carry forwards for federal and California income tax reporting purposes of approximately $204.2 million and $62.1 million respectively. The federal net operating loss carry forwards expire through December 2024 and the California net operating loss carry forwards expire through December 2014. In addition, we have carry forwards of research and experimentation tax credits for federal and California income tax purposes of approximately $3.0 million and $3.2 million, respectively, as of December 31, 2004. The federal research and experimentation tax credits expire through December 2024. The state research and experimentation credits can be carried forward indefinitely. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest, resulting from significant stock transactions.

Our income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, we receive an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of the valuation allowance relates to the equity benefit of our net operating losses. We had approximately $1.1 million and $1.2 million of taxable dispositions of employee stock options for the years ended December 31, 2004 and 2003, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders’ equity.

We recorded a tax benefit of $0.4 million for state and foreign taxes for the year ended December 31, 2004, of which $0.3 million resulted from the reversal of all accruals and a refund related to tax assessments and penalties from the France Tax Authorities for the years ended December 31, 2001, 2000, and 1999, thereby settling all claims for those years. In addition, we recorded a tax benefit of $0.6 million due to the recognition of research and development tax credits from our Canadian operations. For the year ended December 31, 2003, we recorded a tax benefit of $1.8 million for state and foreign taxes, of which $1.4 million resulted from the reversal of a prior year accrual related to tax assessments and penalties from the France Tax Authorities for the tax years listed above. In addition, we recorded a tax benefit of $0.6 million due to the recognition of research and development tax credits from our Canadian operations. As of December 31, 2004, the Company has no recorded tax contingencies.

Liquidity and Capital Resources

Overall

As of December 31, 2004, we had cash and cash equivalents of $53.6 million and short-term investments of $37.5 million. We believe that our current cash, cash equivalents, short-term investment and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs for operations through at least the next 12 months.

We have incurred losses since our inception, including a net loss of approximately $26.2 million for the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of approximately $284.4 million.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency notes and bonds, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by December 31, 2005. Our investment policy allows maturities of investments not in excess of fourteen months.

The major use of cash, as well as the decrease in short-term investments, in the year ended December 31, 2004 was primarily due to operating activities. The largest use of cash from investing activity was $117.8 million for purchase of investments. The largest generation of cash from financing activity was the proceeds of $1.6 million from the sale of common stock through the Employee Stock Purchase Plan. Cash and cash equivalents and short-term investments, in the aggregate, decreased $15.7 million, composed of increase of $13.4 million in cash and cash equivalent, offset by a decrease of $29.1 million in short-term investment.

	For the Year Ended December 31,
	2004	2003	2002
Net cash used in operating activities	$(10,628)	$(21,620)	$(46,775)
Net cash provided by (used in) investing activities	21,103	15,339	(44,748)
Net cash provided by financing activities	2,474	1,830	2,608
Increase (decrease) in cash and cash equivalents	13,377	(3,565)	(88,847)

Net cash used in operating activities

Our operating activities used cash of $10.6 million, $21.6 million and $46.8 million during 2004, 2003 and 2002, respectively. The negative operating cash flow in 2004 resulted principally from our net losses, partially offset by an increase in the non-cash restructuring accrual by $10.5 million. Such negative operating cash flow is primarily due to (1) reassessment of our earlier Pacific Shore lease obligation estimation and recording an additional lease loss of $19.2 million, and (2) our 16 headcount reduction in engineering and product management, resulting in a severance charge of $0.6 million in the third quarter of 2004, offset by payments of restructuring liabilities of $9.2 million. In 2003, accounts receivables used cash of $5.8 million, an increase of $4.5 million from $1.3 million used in 2002. The increase of cash usage in accounts receivable from 2002 to 2003 was mainly due to higher revenue amounts and a longer collection cycle from 2002 to 2003. In 2003, accrued liability and other long-term liabilities used cash of $2.2 million, versus $1.2 million in 2002, mainly due to income tax payable decreasing from $3.0 million in 2002 to $0.5 million in 2003, as a result of the tax benefit of $1.8 million of state and foreign taxes, of which $1.4 million resulted from the reversal of an accrual related to tax assessments and penalties from the France Tax Authorities for tax years ended December 31, 2001, 2000 and 1999. Unrelated to the French tax, we recorded a tax benefit of $0.6 million due to the recognition of research and development tax credits from our Canadian operations.

Net cash provided by (used in) investing activities

Our investing activities provided cash of $21.1 million in 2004 and $15.3 million in 2003, and used cash of $44.7 million in 2002. The cash provided from investing activities was primarily the proceeds from maturities of investments, offset by the purchase of certain investments, property and equipment. For the year ended December 31, 2004, we invested approximately $2.8 million in capital expenditures, of which $1.0 million was for a software purchase, resulting primarily from an internal software upgrade of our financial reporting system.

In December 2004, we loaned $5,000,000 to Spanlink Communications, Inc. (“Spanlink”). The loan is evidenced by a promissory note of Spanlink, bearing interest at 2.45% per annum, with principal and all accrued interest payable in June 2007 (the “Note”). The obligations of Spanlink under the Note are collateralized by a security interest in all of Spanlink’s assets. Our rights under the security interest are subordinated to certain other debt of Spanlink, including senior indebtedness up to a specified dollar amount. The amounts outstanding under the Note are convertible into Spanlink stock in certain circumstances. As of December 31, 2004, the unpaid principal amount, together with accrued interest, aggregated $5,005,000. Each quarter thereafter, we will review the Spanlink loan for possible impairment.

Investments in property and equipment were $2.8 million in 2004, $1.6 million in 2003 and $3.0 million in 2002. The majority of the property and equipment purchases were for speech technology computer equipment and software used by the research and development teams.

Net cash provided by financing activities

Our financing activities generated cash of $2.5 million, $1.8 million and $2.6 million during 2004, 2003 and 2002, respectively. Net cash provided by financing activities in 2004, 2003 and 2002 related primarily to the proceeds from the sale of common stock through the Employee Stock Purchase Plan and through the exercise of stock options. In 2004, the proceeds from the sale of common stock through the Employee Stock Purchase Plan and through the exercise of stock options were $1.6 million and $0.9 million, respectively. In 2003, the proceeds from the sale of common stock through the Employee Stock Purchase Plan and through the exercise of stock options were $1.2 million and $0.7 million, respectively. In 2002, the proceeds from the sale of common stock through the Employee Stock Purchase Plan and through the exercise of stock options were $2.0 million and $0.5 million, respectively.

Contractual Commitments

In June 2004, we signed lease agreements for three office buildings in the Menlo Park location, under which we lease an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009. The initial aggregate monthly cash payment for these three leases totals approximately $42,000.

In 2000, we entered into a lease for our Pacific Shores facility. The lease has an eleven-year term, which began in August 2001. In conjunction with 2001 restructuring plans, we decided not to occupy this leased facility. For the year ended December 31, 2004, we reviewed our earlier estimate for the sublease loss and estimated that there may be an additional 18 months that the property will remain vacant. The Company also lowered the estimates for the expected sublease rental rates. This evaluation resulted in recording an additional lease loss of $19.2 million for the year ended December 31, 2004. Additional lease losses may result in the future if the facility is not subleased at any time during the balance of the term of the related lease, which would result in an increase the restructuring charges by the amount of that loss.

In prior years, we have recorded a lease loss related to future lease commitments on our Pacific Shores unoccupied leased facility, net of expected sublease income. We are required to periodically reevaluate the components of the expected sublease income, because such components affect the estimated lease loss for the facility. Specifically, we are required to reevaluate the time that it might take to sublease the facility, as well as the expected sublease rates. This evaluation may result in additional lease losses.

We have contractual commitments for non-cancelable operating real estate leases. We provide letters of credit as guarantees on these leases. The letters of credit underlying amounts are presented as “restricted cash” on the December 31, 2004 and 2003 consolidated balance sheets. As of December 31, 2004, our restricted cash balance was $11.1 million, consisting of a $10.9 million certificate of deposit required by the landlord as a rent deposit for our Pacific Shores lease and $201,000 related for our Montreal lease. These deposits comprise our only material guarantees or commitments.

The following table summarizes our obligations and commercial commitments under contracts as of December 31, 2004 (in thousands):

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$72,824	$9,337	$9,299	$9,505	$9,535	$9,648	$25,500

Total contractual obligations	$72,824	$9,337	$9,299	$9,505	$9,535	$9,648	$25,500

Other commercial commitments under contract	Total	2005	2006	2007	2008	2009	Thereafter
Letter of credits
Standby letter of credit (California, Pacific Shores lease)	$10,908	$—	$—	$—	$—	$—	$10,908
Standby letter of credit (Montreal lease)	201	—	—	201	—	—	—

Total letter of credits	$11,109	$—	$—	$201	$—	$—	$10,908

Off Balance Sheet Arrangements

From time to time, we enter into contractual commitments to purchase materials and components from suppliers in exchange for favorable pricing or more beneficial terms. These non-cancelable purchase obligations for materials were not material as of December 31, 2004.

Capital expenditures

Our capital requirements depend on numerous factors. We may continue to report significant operating losses, resulting in future negative operating cash flows. We do not plan to spend more than $3.3 million on capital expenditures in the next 12 months. We believe that our cash, cash equivalents and short-term investments will be sufficient to fund our activities for at least the next 12 months. Thereafter, we may need to raise additional funds in order to: fund expansion, including increases in employees and office facilities; to develop new or enhance existing products or services; to respond to competitive pressures; or to acquire or invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms or at all. In addition, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. We may also consider additional equity or debt financing, which could be dilutive to existing investors.

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

Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was amended by FIN 46R issued in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance our activities without additional subordinated financial support; or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires consolidation of VIE’s for which we are the primary beneficiary and disclosure of a significant interest in a VIE for which we are not the primary beneficiary. As a result of our review, no entities were identified requiring disclosure or consolidation under FIN 46.

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and we have adopted the applicable requirements for the year ended December 31, 2004. We will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R requires us to adopt the new accounting provisions effective for the Company in the third quarter of 2005. We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share, if the fair value recognition provisions of the original SFAS 123 had been applied to stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 2 of our consolidated financial statements. However amounts computed pursuant to SFAS 123R will different from those presented in the footnotes.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The following section describes our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This section contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in the risk factors section of this Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk

The majority of our revenues have been denominated in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. We expect, however, that future product license and services revenues derived from international markets may be denominated in the currency of the applicable market. Also, we currently have substantial research and development and sales personnel outside the United States. Costs and expenses for these employees and related expenses are in the local currency. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we can give no assurances you that exchange rate fluctuations will not adversely affect our financial results in the future.

Interest Rate Risk

As of December 31, 2004, we had cash, cash equivalents and short-term investments of $91.1 million. Any decline in interest rates over time would reduce our interest income from our short-term and long-term investments. Based upon our balance of cash and cash equivalents, short-term investments and long-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this report. The Report of Independent Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements which are listed in the Index to Financial Statements, and which appear beginning on page F-2 of this report, are incorporated into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), concluded that our disclosure controls and procedures were effective for this purpose as of the Evaluation Date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, the end of our fiscal year 2004. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of our key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by us and advisors.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of December 31, 2004, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management has provided the results of its assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Deloitte & Touche LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report concurring with management’s assessment, which is included below.

Changes in Internal Controls over Financial Reporting

Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the year ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the chief executive officer and the chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuance Communications, Inc. and Subsidiaries:

Menlo Park, California

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Nuance Communications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows and the financial statement schedule of the Company as of and for the year ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by this Part III will be provided in our definitive proxy statement for our 2005 Annual Meeting of Stockholders (involving the election of directors), which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following our fiscal year ended December 31, 2004, and is incorporated herein by this reference to the following extent:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The information required by this item is incorporated by reference to the sections of our proxy statement entitled “Other Information—Executive Officers” and “Election of Directors—Information Regarding Nominees and Other Directors”.

Compliance with Section 16 (a) of the Exchange Act

The information required by this item is incorporated by reference to the section of our proxy statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”.

Code of Ethics

The information required by this item is incorporated by reference to the section of our proxy statement entitled “Election of Directors—Code of Ethics/Code of Conduct”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section of our proxy statement entitled “Executive Officer Compensation,” “Election Of Directors—Employment Contracts, Termination of Employment and Change-in-Control Arrangements” and “Election Of Directors—Compensation Committee Interlocks and Insider Participation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section of our proxy statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section of our proxy statement entitled “Certain Relationships and Related Transactions”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section of our proxy statement entitled “Ratification of Appointment of Independent Auditors—Fees Paid to Deloitte & Touche LLP”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

(a)(2) Financial Statement Schedules

Schedule II—Schedule of Valuation and Qualifying Accounts Schedule

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(a)(3) Exhibits

See the Exhibit Index of this Annual Report on Form 10-K, which is incorporated into this item 15 by reference, for the exhibits filed as part of or incorporated by reference into this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/ CHARLES W. BERGER

Charles W. Berger President and Chief Executive Officer

Date: March 15, 2005

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

Signature	Title	Date

/S/ CHARLES W. BERGER Charles W. Berger	President and Chief Executive Officer	March 15, 2005

/S/ KAREN BLASING Karen Blasing	Vice President and Chief Financial Officer	March 15, 2005

/S/ RONALD CROEN Ronald Croen	Chairman of the Board of Directors	March 15, 2005

/S/ ALAN HERZIG Alan Herzig	Director	March 15, 2005

/S/ CURTIS R. CARLSON Curtis R. Carlson	Director	March 15, 2005

/S/ DAVID NAGEL David Nagel	Director	March 15, 2005

/S/ GARY MORGENTHALER Gary Morgenthaler	Director	March 15, 2005

/S/ IRWIN FEDERMAN Irwin Federman	Director	March 15, 2005

/S/ PHIL QUIGLEY Phil Quigley	Director	March 15, 2005

NUANCE COMMUNICATION INC. & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nuance Communications, Inc. and Subsidiaries:

Menlo Park, California

We have audited the accompanying consolidated balance sheets of Nuance Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedules listed in the Index as Schedule II. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2005

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$53,583	$40,206
Short-term investments	37,493	66,599
Accounts receivable, net of allowance for doubtful accounts of $583 and $837, respectively	13,953	13,934
Prepaid expenses and other current assets	3,839	4,246

Total current assets	108,868	124,985
Property and equipment, net	4,059	3,937
Long-term note receivable	5,005	—
Intangible assets, net	580	993
Restricted cash	11,109	11,113
Deferred income taxes	398	254
Other assets	238	215

Total assets	$130,257	$141,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,328	$1,086
Accrued liabilities	8,067	6,920
Current restructuring accrual	10,203	9,554
Current deferred revenue	8,157	7,731
Current portion of capital lease	—	33

Total current liabilities	27,755	25,324
Long-term deferred revenue	544	699
Long-term restructuring accrual	52,705	42,891
Other long-term liabilities	37	22

Total liabilities	81,041	68,936

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 36,077,623 and 34,995,251 shares issued and outstanding, respectively	36	35
Additional paid-in capital	332,521	329,975
Accumulated other comprehensive income	1,035	748
Accumulated deficit	(284,376)	(258,197)

Total stockholders’ equity	49,216	72,561

Total liabilities and stockholders’ equity	$130,257	$141,497

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
License	$26,409	$28,207	$26,783
Service	15,806	14,266	8,191
Maintenance	15,662	12,565	9,111

Total revenue	57,877	55,038	44,085

Cost of revenue:
License	396	370	641
Service(1)	10,460	9,982	7,680
Maintenance(1)	2,634	2,548	3,374

Total cost of revenue	13,490	12,900	11,695

Gross profit	44,387	42,138	32,390

Operating expenses:
Sales and marketing (1)	26,727	28,179	39,712
Research and development(1)	14,504	15,310	14,153
General and administrative(1)	11,037	11,533	13,393
Non-cash compensation expense	73	28	928
Restructuring charges and asset impairments	19,737	9,375	37,275

Total operating expenses	72,078	64,425	105,461

Loss from operations	(27,691)	(22,287)	(73,071)
Interest and other income, net	1,097	1,180	2,687

Loss before income taxes	(26,594)	(21,107)	(70,384)
Provision for (benefit from) income taxes	(415)	(1,806)	800

Net loss	$(26,179)	$(19,301)	$(71,184)

Basic and diluted net loss per share	$(0.74)	$(0.56)	$(2.11)

Shares used to compute basic and diluted net loss per share	35,487	34,471	33,666

(1)	Excludes non-cash compensation expense as follows:

	Year Ended December 31,
	2004	2003	2002
Service and maintenance cost of revenue	$—	$1	$58
Sales and marketing	—	2	264
Research and development	73	6	423
General and administrative	—	19	183

	$73	$28	$928

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at January 1, 2002	33,198,051	$33	$324,371	$(1,532)	$(335)	$(167,712)	$154,825	$—
Exercise of common stock options	307,330	—	498	—	—	—	498	—
Repurchase of common stock	(3,355)		(11)				(11)
Reversal of issuance of stock repurchased in prior year	10,000		72				72
ESPP common stock issued	614,923	1	2,049				2,050
Amortization of deferred stock compensation	—	—	—	928	—	—	928	—
Deferred stock compensation adjustment	—	—	(383)	383		—	—	—
Issuance of shares for representations and warranties related to SpeechFront	16,588		1,743			—	1,743
Issuance of shares relating to SpeechFront founders retention and product milestones (See Note 4)	38,707		—			—	—
Unrealized gain on available-for-sale securities			—		284		284	284
Foreign currency translation gain			—		68		68	68
Net loss	—	—	—	—	—	(71,184)	(71,184)	(71,184)

Balance at December 31, 2002	34,182,244	$34	$328,339	$(221)	$17	$(238,896)	$89,273	$(70,832)

Exercise of common stock options	226,828	—	675	—	—	—	675	—
ESPP common stock issued	586,179	1	1,154				1,155
Amortization of deferred stock compensation	—	—	—	28	—	—	28	—
Deferred stock compensation adjustment	—	—	(193)	193	—	—	—	—
Unrealized loss on available-for-sale securities			—		(155)		(155)	(155)
Foreign currency translation gain			—		886		886	886
Net loss	—	—	—	—	—	(19,301)	(19,301)	(19,301)

Balance at December 31, 2003	34,995,251	$35	$329,975	$—	$748	$(258,197)	$72,561	$(18,570)

Exercise of common stock options	376,726	—	982	—	—	—	982	—
ESPP common stock issued	705,646	1	1,564				1,565
Unrealized loss on available-for-sale securities			—		(141)		(141)	(141)
Foreign currency translation gain			—		428		428	428
Net loss	—	—	—	—	—	(26,179)	(26,179)	(26,179)

Balance at December 31, 2004	36,077,623	$36	$332,521	$—	$1,035	$(284,376)	$49,216	$(25,892)

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(26,179)	$(19,301)	$(71,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,586	3,804	4,287
Loss on fixed asset disposals	134	198	13
Amortization of intangible assets	413	412	568
Non-cash compensation expense	73	28	928
Allowance for doubtful accounts (recoveries)	(254)	167	(642)
Deferred income taxes	(144)	180	(141)
Asset impairments	—	—	887
Write-off of excess purchased software	—	—	275
Changes in operating assets and liabilities:
Accounts receivable	235	(5,751)	(1,309)
Prepaid expenses, other current assets and other assets	403	2,104	(1,112)
Restructuring accrual	10,463	(240)	23,542
Accounts payable	242	(505)	206
Accrued liabilities and other long-term liabilities	1,129	(2,192)	(1,211)
Deferred revenue	271	(524)	(1,882)

Net cash used in operating activities	(10,628)	(21,620)	(46,775)

Cash flows from investing activities:
Purchase of investments	(117,784)	(109,699)	(109,524)
Maturities of investments	146,725	126,682	68,030
Purchase of property and equipment	(2,842)	(1,609)	(3,016)
Long-term note receivable from Spanlink	(5,000)	—	—
Purchase of intangible assets	—	—	(375)
(Increase) decrease in restricted cash	4	(35)	137

Net cash provided by (used in) investing activities	21,103	15,339	(44,748)

Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	1,565	1,155	2,049
Proceeds from exercise of common stock options	909	675	498
Reversal of issuance of stock purchased in prior year	—	—	72
Repurchase of common stock	—	—	(11)

Net cash provided by financing activities	2,474	1,830	2,608

Effect of exchange rate fluctuations	428	886	68

Net increase (decrease) in cash and cash equivalents	13,377	(3,565)	(88,847)
Cash and cash equivalents, beginning of period	40,206	43,771	132,618

Cash and cash equivalents, end of period	$53,583	$40,206	$43,771

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	$27	$40
Income taxes	$382	$1,013	$536
Supplementary disclosures of non-cash transactions:
Unrealized gain (loss) on available-for-sale securities	$(141)	$(155)	$284
Issuance of shares related to SpeechFront	$—	$—	$1,743

The accompanying notes are an integral part of these consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND OPERATIONS

Nuance Communications, Inc. (together with its subsidiaries, the “Company”) was incorporated in July 1994 in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware, to develop, market and support software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. The Company’s software product lines consist of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of third-party resellers, original equipment manufacturers (“OEM”) and system integrators and directly to end-users.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allowance for doubtful accounts, restructuring accrual, income taxes, contingencies and percentage of completion estimates of certain revenue contracts. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic and highly competitive industry and believes that any of the following potential factors could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: the volatility of, and rapid change in, the speech software industry; potential competition, including competition from larger, more established companies with newer, better, or less expensive products or services; the Company’s dependence on key employees for technology and support; the Company’s failure to adopt, or develop products based on, new industry standards; changes in the overall demand by customers and consumers for speech software products generally, and for the Company’s products in particular; changes in, or the loss of, certain strategic relationships (particularly reseller relationships); the loss of a significant customer(s) or order(s); litigation or claims against the Company related to intellectual property, products, regulatory obligations or other matters; the Company’s inability to protect its proprietary intellectual property rights; adverse changes in domestic and international economic and/or political conditions or regulations; the Company’s inability to attract and retain employees necessary to support growth; liability with respect to the Company’s software and related claims if such software is defective or otherwise does not function as intended; a lengthy sales cycle which could result in the delay or loss of potential sales orders; seasonal variations in the Company’s sales due to patterns in the budgeting and purchasing cycles of our customers; the Company’s inability to manage its operations and resources in accordance with market conditions; the need for an increase in the Company’s restructuring accrual for the Pacific Shores facility; the failure to realize anticipated benefits from any potential acquisition of companies, products, or technologies; the Company’s inability to collect amounts owed to it by its customers; and the Company’s inability to develop localized versions of its products to meet international demand.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Company’s review of their current credit information. The Company continually monitors collections and payments from customers and maintains a provision for estimated credit losses based on a percentage of its accounts receivable, the historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company’s expectations and appropriate reserves have been established, the Company cannot guarantee that it will continue to experience the same credit loss rates that the Company has experienced in the past. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

Investments

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with remaining maturities of less than one year are considered to be short-term. All investments are held in the Company’s name at major financial institutions. At December 31, 2004, all of the Company’s investments were classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains or losses included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Gains and losses are recognized in income when realized. As of December 31, 2004, the Company had no investment subject to other-than-temporary impairment.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	2-3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Restricted Cash

The restricted cash represents investments in certificates of deposit. The restricted cash secures letters of credit required by landlords to meet rent deposit requirements for leased facilities in the U.S. and Canada.

Valuation of Long-lived Assets

The Company has assessed the recoverability of long-lived assets, including intangible assets other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows according to the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets.” The Company assesses whether it will

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize the future benefit of long-lived assets, including intangibles in accordance with the provisions of SFAS No. 144. For assets to be held and used, including acquired intangibles, the Company initiates its review annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

The Company assesses the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,”.

It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future. As of December 31, 2004, the Company has no goodwill balance.

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

Software Development Costs—Internal use

The Company purchased software for internal use during the twelve months ended December 31, 2004. Therefore, external direct costs of software development and payroll and payroll related costs incurred for time spent on the project by employees directly associated with the development are capitalized after the “preliminary project stage” is completed. Accordingly, the Company had capitalized $1.0 million and $0 related to software development for internal use as of December 31, 2004 and December 31, 2003, respectively.

Restructuring and Asset Impairment Charges

The Company accrues for restructuring costs when management approves and commits to a firm plan. Historically the main components of the Company’s restructuring plans have been related to workforce reductions, lease losses as a result of a decision not to occupy certain leased property and asset impairments. Workforce-related charges are accrued based on an estimate of expected benefits that would be paid out to the employees. To determine the sublease loss, after the Company’s cost recovery efforts from subleasing the building, certain assumptions are made relating to the (1) time period over which the building would remain vacant (2) sublease terms and (3) sublease rates. The Company establishes the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates are derived using the guidance provided in Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges,” Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and SFAS No.146 “Accounting for Costs Associated with Exit or Disposal Activities.” These reserves are based upon management’s estimate of the time required to sublet the property, the amount of sublet

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income that may be generated between the date the property is not occupied and expiration of the lease for the unoccupied property as well as costs to maintain the property and anticipated costs to sublease the property. These estimates are reviewed and revised quarterly and may result in a substantial increase or decrease to restructuring expense should different conditions prevail than were anticipated in original management estimates.

Income Taxes

In preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposures together with assessing tax credits and temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company includes an expense within the tax provision in its consolidated statement of operations. As of December 31, 2004, the Company had no contingencies.

Significant management judgment is required in determining the Company’s provision for income taxes, income tax credits, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of the utilization of certain net operating loss carry forwards and foreign tax credits before they expire. The valuation allowance is based on estimates of taxable income by the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could impact the Company’s financial position and results of operations. As of December 31, 2004, the Company had no recorded tax contingencies.

Revenue Recognition

Revenues are generated from licenses, services and maintenance. All revenues generated from the Company’s worldwide operations are approved at its corporate headquarters, located in the United States. The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. The Company also recognizes some revenue based on SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and EITF No. 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.”

The Company’s license revenue consists of license fees for its software products. The license fees for the Company’s software products are calculated primarily by determining the maximum number of calls that may be simultaneously connected to its software.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Products delivered with acceptance criteria or return rights are not recognized as revenue until all revenue recognition criteria are achieved. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. Delivery is accomplished through electronic distribution of the authorization codes or “keys.” Occasionally the customer will require that the Company secure their acceptance of the system in addition to the delivery of the keys. Such acceptance, when required, typically consists of a demonstration to the customer that, upon implementation, the software performs in accordance with specified system parameters, such as recognition accuracy or transaction completion rates. In the absence of such required acceptance, the Company will defer revenue recognition until signed acceptance is obtained.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Maintenance revenue consists of fees for providing technical support and software upgrades and updates. The Company requires a signed contract and purchase order prior to recognizing any maintenance revenue. The Company recognizes all maintenance revenue ratably over the contract term for such maintenance. Customers have the option to purchase or decline maintenance agreements at the time of the license purchase. If maintenance is declined, a reinstatement fee is required when the customer decides to later activate maintenance. Customers generally have the option to renew or decline maintenance agreements annually during the contract term.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation and Transactions

The functional currency of the Company’s foreign subsidiaries is deemed to be the local country’s currency. Consequently, assets and liabilities recorded in foreign currencies are translated at year-end exchange rates; revenues and expenses are translated at average exchange rates during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “accumulated other comprehensive income” in the accompanying consolidated balance sheets. The effects of foreign currency transactions are included in “Interest and other income, net” in the accompanying consolidated statement of operations.

Comprehensive loss

In 2001, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” which requires that an enterprise reports, by major components and in a single total, the change in its net assets from non-owner sources, which for the Company, is foreign currency translation and changes in unrealized gains and losses on investments.

Concentration of Credit Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held with financial institutions and consist of cash in bank accounts that exceed Federally insured limits. The Company does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for estimated potential bad debt losses.

Stock-based compensation.

The Company accounted for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, the Company records compensation expense related to stock options in the consolidated statement of operations when the exercise price of its employee stock-based award is less than the market price of the underlying stock on the date of the grant. Pro forma net loss and net loss per share information, as required by SFAS No. 123,” Accounting for Stock-Based Compensation,” has been determined as if the Company had accounted for all employee stock options granted, including shares issuable to employees under the Employee Stock Purchase Plan, under SFAS No. 123’s fair value method.

The Company amortizes the fair value of stock options on a straight-line basis over the required periods.

The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows:

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(26,179)	$(19,301)	$(71,184)
Add: Stock-based employee compensation expense included in net loss, net of tax	73	28	541
Less: Total stock-based employee compensation expense under fair value method for all awards, net of tax	(26,400)	(34,145)	(37,305)

Pro forma net loss	$(52,506)	$(53,418)	$(107,948)

Basic and diluted net loss per share—as reported	$(0.74)	$(0.56)	$(2.11)
Basic and diluted net loss per share—pro forma	$(1.48)	$(1.55)	$(3.21)

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which was amended by FIN 46R issued in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIE’s”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires consolidation of VIE’s for which the Company is the primary beneficiary and disclosure of a significant interest in a VIE for which the Company is not the primary beneficiary. As a result of the Company’s review, no entities were identified requiring disclosure or consolidation under FIN 46.

In March 2004, the FASB issued EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable ones have been adopted for the year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF 03-01 when final guidance is issued.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. Adoption of EITF 02-14 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R requires the Company to adopt the new accounting provisions effective for the Company’s third quarter of 2005. The Company has not yet quantified the effects of the adoption of SFAS 123R,

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

but the Company expects that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the fair value recognition provisions of the original SFAS 123, which differs from the effect of SFAS 123R, had been applied to stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 2 of the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act (“AJCA”) of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

4.    ACQUISITIONS

In August 2002, the Company purchased a set of two patents for $375,000. The patents are being amortized over the estimated useful life of five years. For each of the years ended December 31, 2004 and 2003, the Company amortized $75,000 annually and was included in the research and development expense of the company’s consolidated statement of operations.

During 2001, the Company entered into an agreement with a third-party that gives the Company non-exclusive intellectual property rights to text to speech software code. The Company paid $7.0 million for this purchased technology, which was capitalized and is being amortized over its estimated useful life of five years. The Company amortized $1.2 million to research and development in 2001. The Company also performed an impairment analysis for the year ended December 31, 2001. The asset was impaired and was written down by $4.4 million to its estimated fair value based on estimated discounted future cash flows. For each of the years ended December 31, 2004 and 2003, the Company amortized $0.3 million annually. The agreement includes a royalty clause whereby the Company pays 5% of all net revenue attributable to sublicenses of this technology to a third-party. The term of the royalty payments is eight years. There was no royalty payment payable for the years ended December 31, 2004 and 2003.

In 2000, the Company acquired all the outstanding shares of SpeechFront, Inc. Part of the consideration included 55,295 shares of the Company common stock (16,588 shares for representations and warranties in the purchase agreement, and 38,707 shares for the SpeechFront founders retention and product milestone achievement.). This consideration was contingently payable in the purchase agreement 18 months from the acquisition date and all shares were issued in 2002.

5.    CONCENTRATIONS

Credit risk with respect to accounts receivable is diversified due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition.

As of December 31, 2004, one customer accounted for more than 10% of the accounts receivable balance. As of December 31, 2003, three customers accounted for, individually, 13%, 12% and 12% of the accounts receivable balance.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2004, no customer accounted for more than 10% of total revenue; for the year ended December 31, 2003, one customer accounted for 12% of total revenue; and for the year ended December 31, 2002, one customer accounted for 10% of total revenue.

In 2004, 2003 and 2002, the Company’s revenue attributable to indirect sales through third-party resellers was 53%, 58% and 74%, respectively. For each of the years ended December 31, 2004 and 2003, no third-party reseller accounted for more than 10% of total revenue; for the year ended December 31, 2002, one third-party reseller accounted for 10% of total revenue.

6.    BALANCE SHEET DETAIL

In December 2004, the Company loaned $5,000,000 to Spanlink Communications, Inc. (“Spanlink”). The loan is evidenced by a promissory note of Spanlink, bearing interest at 2.45% per annum, with principal and all accrued interest payable in June 2007 (the “Note”). The obligations of Spanlink under the Note are collateralized by a security interest in all of Spanlink’s assets. The Company’s rights under the security interest are subordinated to certain other debt of Spanlink, including senior indebtedness up to a specified dollar amount. The amounts outstanding under the Note are convertible into Spanlink stock in certain circumstances. As of December 31, 2004, the unpaid principal amount, together with accrued interest, aggregated $5,005,000. Each quarter thereafter, the Company will review the Spanlink loan for possible impairment.

Property and Equipment

	December 31,
	2004	2003
	(in thousands)
Computer equipment and software	$19,259	$16,941
Leasehold improvements	1,879	1,619
Furniture and fixtures	1,611	1,443

Total property and equipment	22,749	20,003
Less: Accumulated depreciation	(18,690)	(16,066)

Total	$4,059	$3,937

Accrued Liabilities

	December 31,
	2004	2003
	(in thousands)
Accrued compensation	$2,347	$2,604
Accrued vacation	1,495	1,513
Accrued expenses	2,586	1,870
Deferred income taxes and income tax payable	427	547
Other accrued liabilities	1,212	386

Total	$8,067	$6,920

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s marketable securities were as follows (in thousands):

	As of December 31, 2004
Investment Type	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes and bonds	$17,499	$—	$(39)	$17,460
Corporate bonds	15,620	—	(73)	15,547
Marketable securities	4,487	—	(1)	4,486

Total	$37,606	$—	$(113)*	$37,493

Short-term investments				$37,493
Long-term investments				—

Total				$37,493

*	As of December 31, 2004, $113,000 unrealized loss was for investments held less than 12 months.

	As of December 31, 2003
Investment Type	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes and bonds	$41,683	$15	$(2)	$41,696
Corporate bonds	16,586	—	(9)	16,577
Marketable securities	8,325	1	—	8,326

Total	$66,594	$16	$(11)	$66,599

Short-term investments				$66,599
Long-term investments				—

Total				$66,599

The Company’s investments will mature as follows (in thousands):

	As of December 31, 2004
Investment Type	Maturity Less than 1 year	Total Fair Value
Government agency bonds	$17,460	$17,460
Corporate bonds	15,547	15,547
Marketable Securities	4,486	4,486

Total	$37,493	$37,493

8.    INTANGIBLE ASSETS

Information regarding the Company’s intangible assets follows (in thousands):

	As of December 31, 2004
	Gross Amount	Accumulated Amortization	Net	Remaining Life
Patents Purchased	$375	$(175)	$200	33 months
Purchased Technology	2,618	(2,238)	380	14 months

Total	$2,993	$(2,413)	$580

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2003
	Gross Amount	Accumulated Amortization	Net	Remaining Life
Patents Purchased	$375	$(100)	$275	45 months
Purchased Technology	2,618	(1,900)	718	26 months

Total	$2,993	$(2,000)	$993

The total estimated amortization of the Patents Purchased and Purchased technology for each of the three fiscal years subsequent to December 31, 2004 is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2005	413
2006	117
2007	50

Total	$580

9.    GUARANTEES

Guarantees

As of December 31, 2004, the Company’s financial guarantees consist of standby letters of credit outstanding, representing the restricted cash requirements collateralizing the Company’s lease obligations. The maximum amount of potential future payment under the arrangement at December 31, 2004 were $10.9 million related to the Company’s Pacific Shores lease in California and $201,000 related to the Company’s Montreal lease, totaling $11.1 million presented as restricted cash on the Company’s consolidated balance sheets at December 31, 2004.

Warranty

The Company does not maintain a general warranty reserve for estimated costs of product warranties at the time revenue is recognized due to the effectiveness of its extensive product quality program and processes.

Indemnifications to Customers

The Company defends and indemnifies its customers for damages and reasonable costs incurred in any suit or claim brought against them alleging that the Company’s products sold to its customers infringe any U.S. patent, copyright, trade secret or similar right. If a product becomes the subject of an infringement claim, the Company may, at its option: (i) replace the product with another non-infringing product that provides substantially similar performance; (ii) modify the infringing product so that it no longer infringes but remains functionally equivalent; (iii) obtain the right for the customer to continue using the product at the Company’s expense and for the third-party reseller to continue selling the product; (iv) take back the infringing product and refund to customer the purchase price paid less depreciation amortized on a straight line basis. The Company has not been required to make material payments pursuant to these provisions historically. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnifications to Officers and Directors

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at its request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director, each board-appointed officer of the Company and certain other key employees of the Company that provides for indemnification of these directors, officers and employees under similar circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases insurance to cover claims, or a portion of claims, made against its directors and officers. Since a maximum obligation of the Company is not explicitly stated in the Company’s by-laws or in its indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the estimated fair value for these obligations is zero on the consolidated balance sheet as of December 31, 2004.

Other Indemnifications

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of its standard contracts provide remedies to others with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies its suppliers, contractors, lessors, lessees and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services, the use of their goods and services, the use of facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time the Company also provides protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material. At December 31, 2004, there were no claims for such indemnifications.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders	$(26,179)	$(19,301)	$(71,184)

Calculation of loss per share—basic and diluted:
Weighted average shares of common stock outstanding — basic and diluted	35,487	34,482	33,734
Less: Weighted average shares of common stock subject to repurchase—basic and diluted	—	(11)	(68)

Weighted average shares used in computing net loss per share—basic and diluted	35,487	34,471	33,666

Basic and diluted net loss per share	$(0.74)	$(0.56)	$(2.11)

The total number of shares excluded from diluted net loss per share was 9,475,000 shares, 9,523,000 shares and 7,371,000 shares as of December 31, 2004, 2003 and 2002, respectively.

11.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

In 2001, the Company reduced its workforce by 80 employees, with reductions ranging between 10% and 20% across all functional areas and affecting several locations. In 2002, the Company reduced its workforce by another 114 employees, primarily to realign the sales organization, to align the cost structure with changing market conditions and to create a more efficient organization. In 2003, the Company reduced its general and administrative workforce by 9%, or five employees, to further realign the organizational structure. In 2004, the Company reduced its product management and engineering workforce by 16 employees, approximately 5% of the total workforce, to lower the overall cost structure and allow the Company to hire additional sales and outbound marketing resources.

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

In connection with the 2001 reduction in workforce plan, the Company decided not to occupy its Pacific Shores facility. This decision resulted in a lease loss of $32.6 million for the year ended December 31, 2001, comprised of sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts to sublease the building, certain assumptions were made relating to the (1) time period over which the building will remain vacant, (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges,” and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The lease loss was increased in August 2002, September 2003 and September 2004, as described below and will

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, or other factors as these changes become known).

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

Fiscal Year 2003

During the third quarter of 2003, with the approval of its Board of Directors, the Company implemented a restructuring plan to reduce its general and administrative workforce to realign the organizational structure. The Company recorded a restructuring charge of $0.2 million primarily for severance and termination costs relating to the reduction in workforce. As of December 31, 2003, all severance payments were fully paid. In addition, the Company revised the estimate for the August 2002 restructuring plan, which resulted in a $0.2 million credit to the restructuring expense.

During the third quarter of 2003, Company reviewed the earlier estimate for the lease loss for its unoccupied leased facility and the condition of the San Francisco Bay Area commercial real estate market. The Company estimated that it might take an additional 18 months to sublease this unoccupied facility. The Company also reduced the estimates for the expected sublease rates. This evaluation resulted in recording an additional lease loss of $10.4 million, which was recorded as part of the restructuring expense.

Fiscal Year 2004

In September 2004, with the approval of its Board of Directors, the Company reduced its headcount in engineering, product management by 16 employees, to lower its overall cost structure and to allow the Company to reallocate resources to its sales operations and outbound marketing efforts. This resulted in a severance charge of $574,000 recorded as restructuring expense on the consolidated statement of operations

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2004, the Company reviewed its earlier estimate for its unoccupied leased facility and the condition of the San Francisco Bay Area real estate market. The Company estimated that it might take an additional 18 months to sublease this unoccupied facility. The Company also lowered the estimates for the expected sublease rates due to the condition of San Francisco Bay Area real estate market. This evaluation resulted in recording an additional lease loss of $19.2 million, which was recorded as restructuring expense on the consolidated statement of operations.

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

As of December 31, 2004, the Company expects the remaining future net cash outlay under the restructuring plans for its unoccupied lease facility to be $62.9 million, of which $10.2 million of the lease loss is to be paid out over the next 12 months and $52.7 million is to be paid out over the remaining life of the lease of approximately eight years.

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

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring charges and balance are as follows (in thousands):

	Lease Loss	Severance and Related	Asset Write Down	Total Restructuring
Balance at December 31, 2001	$29,043	$100	$—	$29,143
Total charges for the year ending December 31, 2002	31,829	—	$—	31,829
Amount utilized in the year ended December 31, 2002	(9,342)	(100)	—	(9,442)

Balance at December 31, 2002	$51,530	$—	$—	$51,530

Total charges for the year ending December 31, 2003	$11,316	$—	$(943)	$10,373
Amount utilized in the year ending December 31, 2003	(10,477)	—	943	(9,534)

Balance at December 31, 2003	$52,369	—	—	$52,369

As of December 31, 2003:
Current restructuring accrual	$9,478	$—	$—	$9,478

Long-term restructuring accrual	$42,891	$—	$—	$42,891

Total charges for the year ended December 31, 2004	$19,223	$—	$—	$19,223
Amount utilized in the year ended December 31, 2004	(8,765)	—	—	(8,765)

Balance at December 31, 2004	$62,827	—	—	$62,827

As of December 31, 2004:
Current restructuring accrual	$10,122	$—	$—	$10,122

Long-term restructuring accrual	$52,705	$—	$—	$52,705

2002 Plan
Balance at December 31, 2003	$35	$—	$—	$35
As of December 31, 2003:
Current restructuring accrual	$35	$—	$—	$35

Total charges for the year ended December 31, 2004	—	—	—	—
Amount utilized in the year ended December 31, 2004	(35)	—	—	(35)

Balance at December 31, 2004	$—	—	—	$—

2003 Plan
Balance at December 31, 2003	$—	$41	$—	$41
As of December 31, 2003:
Current restructuring accrual	$—	$41	$—	$41
Total charges for the year ended December 31, 2004	—	—	—	—
Amount utilized in the year ended December 31, 2004	—	(41)	—	(41)

Balance at December 31, 2004	$—	—	—	$—

2004 Plan
Total charges for the year ended December 31, 2004	—	558	—	558
Amount utilized in the year ended December 31, 2004	—	(477)	—	(477)

Balance at December 31, 2004	$—	81	—	81

Summary for balance at December 31, 2003 (All restructuring plans)
Restructuring accrual: Current	$9,513	$41	$—	$9,554

Restructuring accrual: Long-term	$42,891	$—	$—	$42,891

Summary for balance at December 31, 2004
Restructuring accrual: Current	$10,122	$81	$—	$10,203

Restructuring accrual: Long-term	$52,705	$—	$—	$52,705

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset impairments

In February 2003, the Company received cash and recorded an asset impairment credit of $0.9 million related to a refund of tenant improvement costs for the building the Company did not occupy, following the landlord’s reconciliation of tenant improvement costs. This credit was recorded in restructuring charges and asset impairments in the consolidated statements of operations.

In 2002, in connection with the August 2002 restructuring plan, the Company wrote off certain fixed assets as a result of consolidating and closing of certain international offices and recorded an asset impairment charge of $0.9 million.

12.    COMMITMENTS AND CONTINGENCIES

Operating leases

In May 2000, the Company entered into a lease for its Pacific Shore facility. The lease has an eleven-year term, which began in August 2001. A $10.9 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 restructuring plans, the Company decided not to occupy this leased facility. In 2004, the Company reviewed its earlier estimate for the unoccupied leased facility and the condition of the San Francisco Bay Area real estate market and estimated that it might take an additional 18 months to sublease this unoccupied facility. The Company also lowered the estimates for the expected sublease rates due to the condition of San Francisco Bay Area real estate market. This evaluation resulted in recording an additional lease loss of $19.2 million in 2004. The future minimum lease payments table referenced below does not include estimated sublease income, as there are no sublease commitments as of December 31, 2004.

In June 2004, the Company signed lease agreements for three office buildings in the Menlo Park location, under which the Company leases an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009 without renewal options. The initial aggregate monthly cash payment for these three leases totals approximately $42,000.

The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $1.9 million, $2.2 million and $2.7 million, respectively.

As of December 31, 2004, future minimum lease payments under these agreements (excluding sublease income), including the Company’s unoccupied leased facility and lease loss portion of the restructuring charges, are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2005	$9,337
2006	9,299
2007	9,505
2008	9,535
2009	9,648
Thereafter	25,500

Total future minimum lease payments	$72,824

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

In April 2003, the Company entered into an employment agreement with its President and Chief Executive Officer. This employment agreement provides for annual base salary compensation, variable compensation, stock option grants, and stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances or upon a change in control of the Company. Variable and equity compensation are subject to adjustments based on the Company’s financial performance and other factors. The agreement has been extended, according to its terms, until April 2006.

Legal

In April 2004, the Company was served with a civil complaint filed by Voice Capture, Inc. in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which names as defendants the Company, Intel Corporation and Dialogic Corporation, alleges that certain software and services of the defendants infringe upon certain claims contained in U.S. Patent No. Re 34,587 (“Interactive Computerized Communications Systems with Voice Input and Output”). In January 2005, the Company settled the case for an amount that is less than half of the projected legal fees and cost to defend the case through trial. This amount was recorded in the “General and Administrative” line of the Consolidated Statements of Operations. As a result of the settlement, the case has been dismissed with prejudice and the plaintiff has released all claims it may have against the Company.

In August 2001, the first of a number of complaints was filed, in the United States District Court for the Southern District of New York, on behalf of a purported class of persons who purchased the Company’s stock between April 12, 2000, and December 6, 2000. Those complaints have been consolidated into one action. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in the Company’s initial public offering of securities. The complaint makes claims for violation of several provisions of the federal securities laws against those underwriters, and also against the Company and some of the Company’s directors and officers. Similar lawsuits, concerning more than 250 other companies’ initial public offerings, were filed in 2001. In February 2003, the Court denied a motion to dismiss with respect to the claims against the Company. In the third quarter of 2003, a proposed settlement in principle was reached among the plaintiffs, issuer defendants (including the Company) and the issuers’ insurance carriers. The settlement calls for the dismissal and release of claims against the issuer defendants, including the Company, in exchange for a contingent payment to be paid, if necessary, by the issuer defendants’ insurance carriers and an assignment of certain claims. The timing of the conclusion of the settlement remains unclear, and the settlement is subject to a number of conditions, including approval of the Court. The settlement is not expected to have any material impact upon us, as payments, if any, are expected to be made by insurance carriers, rather than by the Company. In July 2004, the underwriters filed a motion opposing approval by the court of the settlement among the plaintiffs, issuers and insurers. In March 2005, the court granted preliminary approval of the settlement, subject to the parties agreeing to modify the term of the settlement which limits each underwriter from seeking contribution against its issuer for damages it may be forced to pay in the action. In the event a settlement is not concluded, the company intends to defend the litigation vigorously. The Company believes it has meritorious defenses to the claims against the Company.

In addition, the Company is subject, from time to time, to various other legal proceedings, claims and litigation that arise in the normal course of business. While the outcome of any of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    STOCKHOLDERS’ EQUITY

Stock Purchase Rights

In December 2002, the Board of Directors approved a Stock Purchase Rights Plan, which declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock, $0.001 par value, of the Company. The distribution was paid, as of January 3, 2003, to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of its Series A Preferred Stock, $0.001 par value, at a price of $22.00 per share.

Warrant—GM Onstar

In December, 2000, the Company issued to GM OnStar, a customer, a warrant to purchase 100,000 shares of common stock at an exercise price of $138.50 per share, subject to certain anti-dilution adjustments. The warrant was exercisable at the option of the holder, in whole or part, at any time between January 17, 2001 and August 2002. In January 2001, the Company valued the warrant at $0.5 million, utilizing the Black-Scholes valuation model, using the following assumptions; risk-free interest rate of 5.5%, expected dividend yields of zero, expected life of 1.5 years, and expected volatility of 80%. The Company amortized $0.2 million and $0.3 million related to this warrant in 2002 and 2001, respectively. The warrant was fully amortized and expired unexercised in August 2002.

1994 and 1998 Stock Option Plans

On September 1, 2000, the 1994 Flexible Stock Incentive Plan was terminated. Upon termination of the plan, all unissued options were cancelled.

In August 1998, the Board of Directors approved the 1998 Stock Plan, which terminated upon the Company’s initial public offering In April, 2000. As a result of the termination, the shares remaining available for grant under the 1998 Stock Plan were transferred to the Company’s 2000 Stock Plan. Options issued under the 1998 Stock Plan have a term of ten years from the date of grant and generally vest 25% after one year, then ratably on a monthly basis over the succeeding three years. Due to the termination of the 1998 Stock Plan, options issued to employees under that plan that expire or become unexercisable will not be available for future distribution under the 2000 Stock Plans.

2000 Stock Plan

In February 2000, the Board of Directors and stockholders approved the 2000 Stock Plan. The 2000 Stock Plan, which became effective as of the Company’s initial public offering in April, 2000, assumed the remaining shares reserved under the 1998 Stock Plan. Accordingly, no future grants will be made under the 1998 Stock Plan. Under the 2000 Stock Plan, the Board of Directors may grant options to purchase the Company’s common stock to employees, directors, or consultants at an exercise price of not less than 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The 2000 Stock plan will terminate automatically in January 2010, unless terminated earlier by the Company’s Board of Directors. Options issued under the 2000 Stock Plan have a term of ten years from the date of grant and vest 25% after one year, then ratably on a monthly basis over the succeeding three years. Pursuant to the terms of the 2000 stock plan, the number of shares reserved under the 2000 stock plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 4,000,000 shares, (b) 6% of the Company’s shares outstanding on the last day of the preceding fiscal year, or (c) a lesser amount determined by the Board of Directors. The plan was increased by 2,099,715 shares, 2,050,934 shares and 1,991,883 shares in 2004, 2003 and 2002, respectively.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Non-statutory Stock Option Plan

In May 2001, the Board of Directors approved the 2001 Non-statutory Stock Option Plan. The Company reserved a total of 500,000 shares of its common stock for issuance under this plan. In November, 2002, the Board of Directors authorized an additional 850,000 shares of the Company’s common stock for issuance under the plan. Under the 2001 Non-statutory Stock Option Plan, the Board of Directors may grant options to purchase the Company’s common stock to employees and consultants. Options may not be granted to Officers and Directors, except in connection with an Officer’s initial service to the Company. The Plan will expire by its own terms in 2011, unless terminated sooner by the Board. Options issued under the 2001 Non-statutory Stock Option Plan have a term of ten years from the date of grant and vest 25% after one year, then ratably on a monthly basis over the remaining three years.

Stock Option Exchange Program

On March 1, 2002, the Company filed a tender offer document with the SEC for an employee Stock Exchange Program. This was a voluntary stock option exchange program for all qualified employees. The exchange program was not available to executive officers, directors, consultants or former employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options that had an exercise price of $15.00 or greater under the 1998 Stock Plan and 2000 Stock Plan held by them in exchange for new options to be granted under the 2000 Stock Plan at a future date at the then current fair market value. The new options were to be granted no earlier than the first business day that is six months and one day after the cancellation date of the exchanged options. The exercise price per share of the new options was to be 100% of the fair market value on the date of grant, as determined by the closing price of the Company’s common stock reported by NASDAQ National Market for the last market trading day prior to the date of grant. These elections were made by March 29, 2002 and were required to include all options granted during the prior six-month period. In April 1, 2002, stock options in the amount of 1,492,389 were cancelled relating to this program. On October 4, 2002, employees who participated in the stock option exchange program were granted new options under the 2000 Stock Plan with an exercise price of $1.65. There were 967,012 stock options for common stock granted relating to this program. All the stock option grants were vested at 1/8 of the shares subject to the option at the date of grant and 1/48th of the shares subject to the option shall vest each month thereafter. Under the provisions of APB No. 25 no compensation expense has been recognized in the Company’s consolidated statement of operations for the issuance of the replacement options.

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

The number of shares reserved under the Purchase Plan will automatically be increased each year, beginning on January 1, 2001, in an amount equal to the lesser of (a) 1,500,000 shares, (b) 2% of the Company’s shares outstanding on the last day of the preceding fiscal year, or (c) any lesser amount determined by the Board of

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors. The plan increased by 699,905 shares, 683,644 shares and 663,961 shares for 2004, 2003 and 2002, respectively.

In 2004, 2003 and 2002, approximately 706,000 shares, 586,000 shares and 615,000 shares were issued under this plan, respectively, representing employee contributions of approximately $1.6 million, $1.2 million and $2.0 million, respectively. As of December 31, 2004, approximately 466,805 shares were available for issuance under the Employee Stock Purchase Plan.

Option activity under the Stock Option Plans is as follows (in thousands, except per share data):

	Shares Available for Grant	Options Outstanding
		Number of shares	Weighted Average Exercise Price
January 1, 2002 (2,330,000 shares exercisable at weighted average exercise price of $ 24.32 per share)	459	8,181	$26.07
Authorized	2,842	—	—
Options granted (weighted average fair value of $2.24 per share)	(3,180)	3,180	2.99
Options exercised	—	(307)	1.62
Options cancelled	3,683	(3,683)	41.47
Options terminated	(906)	—	9.86

December 31, 2002 (2,895,000 shares exercisable at weighted average exercise price of $12.80 per share)	2,898	7,371	$9.35
Authorized	2,051	—	—
Options granted (weighted average fair value of $2.69 per share)	(3,233)	3,233	3.51
Options exercised	—	(228)	2.99
Options cancelled	853	(853)	17.96
Options terminated	(127)	—	10.53

December 31, 2003 (4,573,000 shares exercisable at weighted average exercise price of $9.07 per share)	2,442	9,523	$6.75
Authorized	—	—	—
Options granted (weighted average fair value of $4.10 per share)	(1,996)	1,996	5.31
Options exercised	—	(377)	2.41
Options cancelled	1,667	(1,667)	9.04
Options terminated	(419)	—	10.48

December 31, 2004 (5,545,000 shares exercisable at weighted average exercise price of $7.44 per share)	1,694	9,475	$6.22

As of December 31, 2004, the Company had reserved 11,636,000 shares of its common stock for future issuance.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock options outstanding and exercisable as of December 31, 2004:

Range of Exercise Prices (in $)	Number of Shares (in thousands)	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price (in $)	Number Exercisable (in thousands)	Weighted Average Exercise Price (in $)
$ 0.0 – 5.0	5,324	8.0	$3.03	2,335	$2.58
5.0 – 10.0	2,797	6.5	7.91	1,970	8.09
10.0 – 13.0	760	6.2	11.80	651	11.80
13.0 – 17.0	514	5.2	14.92	509	14.93
17.0 – 35.0	39	5.7	31.71	39	31.70
35.0 – 52.5	16	6.0	38.59	16	38.59
52.5 – 70.0	11	5.9	59.48	11	59.48
70.0 – 105.0	5	5.8	89.00	5	89.00
105.0 – 122.5	9	5.7	112.52	9	112.52

	9,475	7.2	$6.22	5,545	$7.44

The following table summarizes the detailed information for each plan:

	1994 option plan	1998 option plan	2000 option plan	2001 option plan	All option plans total	Employee Stock Purchase Plan
Number of shares to be issued upon the exercise of outstanding options	79,376	1,768,824	6,400,049	1,227,228	9,475,477	2,523,977
Weighted average exercise price of the outstanding options	$1.18	$9.83	$5.81	$3.48	$6.22	$3.78
Number of shares available for future issuance	—	—	1,583,761	110,513	1,694,274	466,805

Deferred Stock Compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company records deferred stock compensation equal to the difference between the grant price and fair value of the Company’s common stock on the date of grant. In connection with the grant of stock options prior to the Company’s initial public offering, the Company recorded deferred stock compensation of approximately $8.7 million within stockholders’ equity, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options at the date of grant. This amount was presented as a reduction of stockholders’ equity and being amortized over the vesting period of the applicable options. Relating to approximately 3,152,000 stock options granted before initial public offering at a weighted average exercise price of $8.58, for the years ended December 31, 2003 and 2002, the Company recorded amortization of deferred compensation of $0.2 million and $0.9 million. During the same periods, the Company reversed excess amortization of deferred stock compensation due to termination of employees of ($0.2) million and ($0.4) million, resulting in no net expense for deferred compensation and $0.5 million, respectively. For the year ended December 31, 2002, the Company reversed approximately $0.1 million of deferred stock compensation into additional paid-in capital, representing

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unamortized deferred stock compensation relating to forfeitures of stock options by terminated employees. Deferred stock-based compensation was fully amortized as of December 31, 2003.

In 2000, the Company acquired all the outstanding shares of SpeechFront, Inc. Part of the consideration included 55,295 shares of the Company common stock (16,588 shares for representations and warranties in the purchase agreement, and 38,707 shares for the SpeechFront founders retention and product milestone achievement). This consideration was contingently payable in the purchase agreement 18 months from the acquisition date and was issued in 2002. In connection with the SpeechFront acquisition, the Company recorded deferred compensation expense $0.4 million for the year ended December 31, 2002. SpeechFront related deferred compensation was fully amortized as of December 31, 2002.

SFAS No. 123 Fair Value Disclosures

Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. The Company’s calculations were made using the Black-Scholes option pricing model, which requires subjective assumptions, including expected time to exercise, which greatly affects the calculated values and the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company amortizes the fair value of stock options on a straight-line basis over the required periods.

The following weighted average assumptions were used in the estimated grant date fair value calculation for the Company stock option awards:

	Stock Options Year ended December 31,			Employee Stock Purchase Plan Year ended December 31,
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	2.73 – 3.85%	2.37 – 3.27%	2.4%	1.17-2.20%	1.02-1.15%	1.23 – 1.91%
Expected dividend yield	—	—	—	—	—	—
Expected life of option (in years)	4.66 – 5.13	4.63 – 5.1	4.06	0.5	0.5	0.5
Volatility	102.4 –108.0%	102.3 –104.9%	111.06%	37.60-46.94%	44.72-51.67%	53.26 – 78.26%

Under the above Black-Scholes option valuation model assumptions,

•	The weighted average fair value of stock options granted during 2004, 2003 and 2002 was $4.10, $2.69 and $2.24, respectively. The fair value of each option grant was estimated on the date of grant.

•	The weighted average fair value of purchase rights granted pursuant to the Employee Stock Purchase Plan was $2.53, $3.79 and $0.98 for the year 2004, 2003 and 2002, respectively.

14.    401(k) PLAN

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan provides for tax-deferred salary deductions and after-tax employee contributions. The Company does not make contributions to the plan.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    INCOME TAXES

The total provision for (benefit from) income taxes consists of the following components (in thousands):

	2004	2003	2002
Current
State	$17	$16	$114
Foreign	(500)	(1,451)	827

Total	(483)	(1,435)	941

Deferred
Foreign	68	(371)	(141)

Total provision	$(415)	$(1,806)	$800

The components of the net deferred income tax asset as of December 31 were as follows (in thousands):

	2004	2003
Deferred tax assets
Net operating loss carry forwards	$77,809	$73,883
Tax credit carry forwards	5,078	4,069
Capital loss carry forwards – foreign	2,546	2,370
Asset impairment on purchased technology	1,975	2,115
Deferred revenue	212	463
Accrued restructuring charges	29,830	27,996
Accruals and reserves	3,811	2,525

Gross deferred tax asset	121,260	113,421
Valuation allowance	(121,212)	(113,304)

Net deferred tax asset	$48	$117

As of December 31, 2004, 2003, and 2002, the net deferred tax asset consists of foreign subsidiary temporary differences on accruals and reserves. Net deferred tax asset $48,000 is included in the Consolidated Balance Sheet in two lines, “Deferred income taxes”, and “Accrued liabilities” lines.

As of December 31, 2004, the Company has cumulative net operating loss carry forwards for federal and California income tax reporting purposes of approximately $204.2 million and $62.1 million respectively. The federal net operating loss carry forwards expire through December 2024 and the California net operating loss carry forwards expire through December 2014. In addition, the Company has carry forwards of research and experimentation tax credits for federal and California income tax purposes of approximately $3.0 million and $3.2 million, respectively, as of December 31, 2004. The federal research and experimentation tax credits expire through December 2024. The state research and experimentation credits can be carried forward indefinitely. Under current tax law, net operating loss carry forwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest of the Company resulting from significant stock transactions.

The Company’s income taxes payable for federal and state purposes has been reduced, and the deferred tax assets increased, by the tax benefits associated with taxable dispositions of employee stock options. When an employee exercises a stock option issued under a nonqualified plan or has a disqualifying disposition related to a qualified plan, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. A portion of the valuation

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance relates to the equity benefit of our net operating losses. The Company had approximately $1.1 million and $1.2 million of taxable dispositions of employee stock options for the years ended December 31, 2004 and 2003, respectively. A portion of the valuation allowance, when reduced, will be credited directly to stockholders’ equity.

The Company recorded a tax benefit of $0.4 million for state and foreign taxes for the year ended December 31, 2004, of which $0.3 million resulted from the reversal of all accruals and a refund related to tax assessments and penalties from the France Tax Authorities for the years ended December 31, 2001, 2000, and 1999, thereby settling all claims for those years. In addition, the Company recorded a tax benefit of $0.6 million due to the recognition of research and development tax credits from the Company’s Canadian operations. For the year ended December 31, 2003, the Company recorded a tax benefit of $1.8 million for state and foreign taxes, of which $1.4 million resulted from the reversal of a prior year accrual related to tax assessments and penalties from the France Tax Authorities for the tax years listed above. In addition, the Company recorded a tax benefit of $0.6 million due to the recognition of research and development tax credits from the Company’s Canadian operations.

Income (loss) before provision for income taxes consisted of (in thousands):

	December 31,
	2004	2003	2002
United States	$(26,779)	$(20,727)	$(70,935)
Foreign	185	(380)	551

Total	$(26,594)	$(21,107)	$(70,384)

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	December 31,
	2004	2003	2002
Provision at U.S. statutory rate of 35%	$(9,308)	$(7,388)	$(24,634)
State income taxes, net of federal benefit	(854)	(856)	(3,327)
Change in valuation allowance	11,551 *	6,259	28,791
Effect of foreign income tax at various rates	(497)	(1,690)	497
Research and development tax credit	—	25	(821)
Deferred stock compensation	—	1,532	261

Other	(1,307)	312	33

Total	$(415)	$(1,806)	$800

*	The change in valuation allowance of $11,551 does not agree to the increase in the current year valuation allowance compared to the prior year as a result of management’s revised estimate of the effective state tax rates and apportionment factors.

16.    SEGMENT REPORTING

The Company’s operating segments are defined as components of the Company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives revenues from three primary sources: (1) license; (2) service; and (3) maintenance. Revenue and cost of revenue for the segments are identical to those presented on the accompanying consolidated statement of operations. The Company does not track expenses nor derive profit or loss based on these segments.

Sales of licenses, as well as services and maintenance through December 31, 2004, occurred through third-party resellers and through direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Year Ended December 31,
	2004	2003	2002
License Revenue
United States	$19,393	$17,399	$16,951
Canada	1,011	5,319	2,267
Europe	3,517	3,084	3,491
Asia Pacific	2,270	2,217	2,017
Latin America	218	188	2,057

Total	$26,409	$28,207	$26,783

Service Revenue
United States	$7,566	$7,934	$5,877
Canada	5,967	5,118	1,043
Europe	1,475	889	633
Asia Pacific	707	269	181
Latin America	91	56	457

Total	$15,806	$14,266	$8,191

Maintenance Revenue
United States	$9,910	$7,965	$5,637
Canada	1,405	1,136	659
Europe	2,151	1,794	1,319
Asia Pacific	1,565	1,098	1,000
Latin America	631	572	496

Total	$15,662	$12,565	$9,111

Total Revenue
United States	$36,869	$33,298	$28,465
Canada	8,383	11,573	3,969
Europe	7,143	5,767	5,443
Asia Pacific	4,542	3,584	3,198
Latin America	940	816	3,010

Total Revenue	$57,877	$55,038	$44,085

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total long-lived assets by international locations as of December 31 are as follows (in thousands):

	2004	2003
Long-Lived Assets:
Property and equipment, net:
United States	$2,932	$2,566
Europe	42	33
Asia Pacific	41	66
Canada	1,039	1,270
Latin America	5	2

Total	4,059	3,937
Intangible Assets:
United States	580	993

Total	580	993
Other Long Term Assets:
United States	16,549	11,384
Canada	201	198

Total	16,750	11,582

Total Long-Lived Assets	$21,389	$16,512

17.    RELATED PARTIES

Certain members of the Company’s Board of Directors also serve as directors for companies to which the Company sells products in the ordinary course of its business. The Company believes that the terms of its transactions with those companies are no less favorable to the Company than the terms that would have been obtained absent those relationships.

Specifically, 1) through 2004, one former member of the Company’s Board of Directors was an officer of MCI, one of the Company’s customers, 2) one member of the Company’s Board of Directors is on the Board of Directors of Wells Fargo, which is a customer of the Company, and 3) one reseller, EPOS, is a wholly owned subsidiary of Tier Technologies, for which the Company’s President and CEO Charles W. Berger serves as a director.

Following table summarizes the accounts receivable from these three customers as of December 31, 2004 and 2003, respectively, (in thousands).

	Year Ended December 31,
	2004	2003
MCI	$303	$68
Wells Fargo	43	309
EPOS	94	—

Total	$440	$377

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following table summarizes the revenue generated from these three customers for the years ended December 31, 2004, 2003 and 2002, respectively, (in thousands).

	Year Ended December 31,
	2004	2003	2002
MCI	$2,288	$2,989	$269
Wells Fargo	306	840	75
EPOS	599	104	44

Total	$3,193	$3,933	$388

18.    SUPPLEMENTARY DATA: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial information is as follows (in thousands, except per share data):

	Year 2004 Three Months Ended
	March 31	June 30	September 30	December 31
Net revenue	$12,702	$14,393	$14,469	$16,313
Gross profit	$9,309	$11,316	$10,941	$12,821
Loss from operations	$(2,938)	$(1,922)	$(22,132)	$(699)
Net loss	$(2,607)	$(1,596)	$(21,569)	$(407)
Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.61)	$(0.01)
Shares used to compute basic and diluted net loss per share	35,067	35,386	35,567	35,929

	Year 2003 Three Months Ended
	March 31	June 30	September 30	December 31
Net revenue	$11,563	$12,924	$13,823	$16,728
Gross profit	$8,377	$9,685	$10,613	$13,463
Loss from operations	$(4,805)	$(4,495)	$(12,739)	$(248)
Net loss	$(4,275)	$(2,667)	$(12,172)	$(187)
Basic and diluted net loss per share	$(0.13)	$(0.08)	$(0.35)	$(0.01)
Shares used to compute basic and diluted net loss per share	34,169	34,375	34,503	34,826

SCHEDULE II

NUANCE COMMUNICATIONS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2004

	Balance at Begin of Period	Charged to Expenses	Deduction	Balance at End of Period
	(in thousands)
Year ended December 31, 2002 Allowance for Doubtful Accounts	1,312	59	(701)	670
Year ended December 31, 2003 Allowance for Doubtful Accounts	670	343	(176)	837
Year ended December 31, 2004 Allowance for Doubtful Accounts	837	(59)	(195)	583

EXHIBIT INDEX

Exhibit number		Description

3.1	(1)	Restated Certificate of Incorporation of Registrant, as currently in effect.

3.2	(6)	Bylaws of Registrant, as amended, as currently in effect.

4.1	(6)	Rights Agreement, dated as of December 10, 2002, by and between the Company and Mellon Investors Services LLC, as Rights Agent.

4.2	(1)	Form of Registrant’s Common Stock Certificate.

4.3	(1)	Amended and Restated Investors’ Rights Agreement, dated as of October 1, 1999, among the Registrant and the parties named therein.

4.4	(1)	Warrant to Purchase Stock dated April 1, 1996 issued to Phoenix Leasing.

4.6	(5)	Amendment to the Amended and Restated Investors’ Rights Agreement, dated as of October 1, 1999, among the Registrant and the parties named therein.

4.7	(5)	Exchange Agreement dated November 10, 2000 between Registrant, 1448451 Ontario, Inc., Shawn Griffin, William Love and Warren Gallagher.

10.1	(1)(*)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2	(1)(*)	1994 Flexible Stock Incentive Plan.

10.3	(1)(*)	1998 Stock Plan.

10.4	(1)(*)	2000 Stock Plan.

10.5	(2)(*)	2000 Employee Stock Purchase Plan, as amended, and related subscription agreement.

10.6	(1)	Lease Agreement dated May 27, 1997, and related agreements by and between Registrant and Lincoln Menlo IV & V Associates Limited.

10.7	(1)(*)	Form of Stock Option Agreement, as amended, between Registrant and each executive officer other than Donna Allen Taylor.

10.8	(1)	Assignment and Assumption Agreement, and related agreements by and between Registrant and CBT Systems USA, Ltd.

10.9	(1)	Memorandum of Agreement of Lease, 2000 Peel Street, Suite 900, Montreal, Quebec, dated January 1, 2000, by and between Registrant and Cite De L’Ile Development Inc.

10.11	(1)(**)	License Agreement dated December 20, 1994, by and between Registrant and SRI International.

10.12	(1)(*)	Form of Stock Option Agreement entered into between Registrant and Donna Allen Taylor.

10.13	(1)	Amendment dated August 23, 1995 to License Agreement dated December 20, 1994 by and between Registrant and SRI International.

10.15	(4)	Addendum dated August 9, 2000 to Memorandum of Lease Agreement dated January 1, 2000, by and between Registrant and Societe en Commandite Duke-Wellington.

10.16	(5)(**)	Value-Added Reseller Agreement dated August 31, 2000, by and between Registrant and Nortel Networks Limited.

10.17	(7)(*)	Executive Employee Agreement by and between the Company and Ronald A. Croen dated as of January 1, 2003.

10.18	(7)(*)	Executive Employee Agreement by and between the Company and Charles W. Berger dated as of March 31, 2003.

Exhibit number	Description

10.19	Lease Agreement dated June 11, 2004, and First Amendment thereto, dated December 14, 2004, by and between Registrant and Willow Park Holding Company I, LLC, pertaining to 1350 Willow Road, Menlo Park, California.

10.20	Lease Agreement dated June 11, 2004, by and between Registrant and Willow Park Holding Company I, LLC, pertaining to 1380 Willow Road, Menlo Park, California.

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Public Accountants

24.1	Power of Attorney (see page 47)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, by Charles W. Berger, President and Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002, by Karen Blasing, Vice President and Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Charles W. Berger, President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Karen Blasing, Vice President and Chief Financial Office

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-96217) as declared effective by the Securities and Exchange Commission on February 4, 2000.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on June 2, 2000.
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2000 filed on August 14, 2000.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-45128) as declared effective by the Securities and Exchange Commission on September 26, 2000.
(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10-K for the year ended December 31, 2000 filed on October 19, 2001.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-30203) as filed on December 13, 2002.
(7)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended on March 31, 2003 filed on May 15, 2003.
(*)	Represents a management contract or a compensatory plan, contract or arrangement.
(**)	Confidential treatment has been requested for portions of this exhibit.