Form 10-Q
period 2005-03-31
NUANCE COMMUNICATIONS
filed 2005-05-10
CIK 1102556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NUMBER 000-30203

NUANCE COMMUNICATIONS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-3208477
(STATE OF INCORPORATION)	(IRS EMPLOYER IDENTIFICATION NUMBER)

1380 WILLOW ROAD

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

36,175,069 shares of the registrant’s common stock, $0.001 par value per share, were outstanding as of April 30, 2005.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2005

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$69,547	$53,583
Short-term investments	18,029	37,493
Accounts receivable, net of allowance for doubtful accounts of $392 and $583, respectively	9,072	13,953
Prepaid expenses and other current assets	4,864	3,839

Total current assets	101,512	108,868
Property and equipment, net	3,742	4,059
Long-term note receivable	5,035	5,005
Intangible assets, net	477	580
Restricted cash	11,109	11,109
Deferred income taxes	394	398
Other assets	221	238

Total assets	$122,490	$130,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,511	$1,328
Accrued liabilities	7,827	8,067
Current restructuring accrual	10,327	10,203
Current deferred revenue	7,378	8,157

Total current liabilities	27,043	27,755
Long-term deferred revenue	507	544
Long-term restructuring accrual	50,228	52,705
Other long-term liabilities	37	37

Total liabilities	77,815	81,041

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value, 250,000,000 shares authorized; 36,157,576 and 36,077,623 shares issued and outstanding, respectively	36	36
Additional paid-in capital	332,666	332,521

Accumulated other comprehensive income	900	1,035
Accumulated deficit	(288,927)	(284,376)

Total stockholders’ equity	44,675	49,216

Total liabilities and stockholders’ equity	$122,490	$130,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
License	$4,163	$5,503
Service	3,634	3,562
Maintenance	4,004	3,637

Total revenue	11,801	12,702

Cost of revenue:
License	88	88
Service	3,118	2,597
Maintenance	652	708

Total cost of revenue	3,858	3,393

Gross profit	7,943	9,309

Operating expenses:
Sales and marketing	6,942	6,189
Research and development	3,192	4,170
General and administrative	3,151	1,929
Restructuring credits	(51)	(41)

Total operating expenses	13,234	12,247

Loss from operations	(5,291)	(2,938)
Interest and other income, net	587	234

Loss before income taxes	(4,704)	(2,704)
Benefit from income taxes	(153)	(97)

Net loss	$(4,551)	$(2,607)

Basic and diluted net loss per share	$(0.13)	$(0.07)

Shares used to compute basic and diluted net loss	36,121	35,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUANCE COMMUNICATIONS INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,551)	$(2,607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of intangible assets	734	786
Loss on fixed asset disposal	103	—
Non-cash compensation expense	—	73
Reduction in allowance for doubtful accounts	(191)	(462)
Deferred income taxes	4	2
Changes in operating assets and liabilities:
Accounts receivable	5,072	4,380
Prepaid expenses, other current assets and other assets	(1,038)	(716)
Accounts payable	183	10
Accrued liabilities and other long-term liabilities	(240)	436
Restructuring accrual	(2,353)	(2,355)
Deferred revenue	(816)	203

Net cash used in operating activities	(3,093)	(250)

Cash flows from investing activities:
Purchase of investments	(5,068)	(15,201)
Maturities of investments	24,514	22,324
Purchase of property and equipment	(417)	(931)
Increase in restricted cash	—	(23)

Net cash provided by investing activities	19,029	6,169

Cash flows from financing activities:
Proceeds from exercise of common stock options	145	303

Net cash provided by financing activities	145	303

Effect of exchange rate fluctuations	(117)	(3)

Net increase in cash and cash equivalents	15,964	6,219
Cash and cash equivalents, beginning of period	53,583	40,206

Cash and cash equivalents, end of period	$69,547	$46,425

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$2
Income taxes	$17	$72
Supplementary disclosures of non-cash transactions:
Unrealized gain (loss) on available-for-sale securities	$(18)	$14

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Company has prepared the accompanying financial data for the three months ended March 31, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2004 Annual Report on Form 10-K.

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, allowance for doubtful accounts, restructuring accrual, income taxes, contingencies and percentage of completion estimates of certain revenue contracts. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties. The Company operates in a dynamic and highly competitive industry and believes that any of the following potential factors could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: the volatility of, and rapid change in, the speech software industry; potential competition, including competition from larger, more established companies with newer, better, or less expensive products or services; the Company’s dependence on key employees for technology and support; the Company’s failure to adopt, or develop products based on, new industry standards; changes in the overall demand by customers and consumers for speech software products generally, and for the Company’s products in particular; changes in, or the loss of, certain strategic relationships (particularly reseller relationships); the loss of a significant customer(s) or order(s); litigation or claims against the Company related to intellectual property, products, regulatory obligations or other matters; the Company’s inability to protect its proprietary intellectual property rights; adverse changes in domestic and international economic and/or political conditions or regulations; the Company’s inability to attract and retain employees necessary to support growth; liability with respect to the Company’s software and related claims if such software is defective or otherwise does not function as intended; a lengthy sales cycle which could result in the delay or loss of potential sales orders; seasonal variations in the Company’s sales due to patterns in the budgeting and purchasing cycles of our customers; the Company’s inability to manage its operations and resources in accordance with market conditions; the need for an increase in the Company’s restructuring accrual for the Pacific Shores facility; the failure to realize anticipated benefits from any potential acquisition of companies, products, or technologies; the Company’s inability to collect amounts owed to it by its customers; and the Company’s inability to develop localized versions of its products to meet international demand.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of March 31, 2005 and December 31, 2004, condensed consolidated results of operations for the three months ended March 31, 2005 and 2004, and cash flow activities for the three months ended March 31, 2005 and 2004.

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, valuation allowance for doubtful accounts, valuation of long-lived assets, restructuring and asset impairment charges and accounting for income taxes.

Reclassification $73,000 of non-cash stock compensation in 2004 was combined with Research and development in the condensed consolidated statements of operations to conform to the 2005 presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R requires the Company to adopt the new accounting provisions effective for the Company’s first quarter of fiscal 2006. The Company has not yet quantified the effects of the adoption of SFAS 123R, but the Company expects that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the fair value recognition provisions of the original SFAS 123, which differs from the effect of SFAS 123R, had been applied to stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 4 of the condensed consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act (“AJCA”) of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

4. STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, the Company records compensation expense related to stock options in the consolidated statement of operations when the exercise price of its employee stock-based award is less than the market price of the underlying stock on the date of the grant. Pro forma net loss and net loss per share information, as required by SFAS No. 123,” Accounting for Stock-Based Compensation,” has been determined as if the Company had accounted for all employee stock options granted, including shares issuable to employees under the Employee Stock Purchase Plan, under SFAS No. 123’s fair value method. The Company amortizes the fair value of stock options on a straight-line basis over the required periods.

The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(4,551)	$(2,607)
Add: Stock-based employee compensation expense included in net loss	—	73
Less: Total stock-based employee compensation expense under fair value method for all awards	(4,325)	(8,221)

Pro forma net loss	$(8,876)	$(10,755)

Basic and diluted net loss per share—as reported	$(0.13)	$(0.07)

Basic and diluted net loss per share—pro forma	$(0.25)	$(0.31)

5. NET LOSS PER SHARE

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

During the three months ended March 31, 2005 and 2004, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted loss per share in such periods, as their effect would have been anti-dilutive due to the net loss reported in such periods. The total number of shares excluded from diluted net loss per share was 10,067,000 and 9,699,000 shares, for the three months ended March 31, 2005 and 2004.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss	$(4,551)	$(2,607)

Basic and diluted shares:
Weighted average shares used to compute basic and diluted net loss per share	36,121	35,067

Basic and diluted net loss per share	$(0.13)	$(0.07)

6. INVESTMENTS

The Company classifies investment securities based on management’s intention on the date of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets.

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with remaining maturities of less than one year are considered to be short-term. All investments are held in the Company’s name at major financial institutions. The Company’s investment policy allows maturities of investments not in excess of 14 months. As of March 31, 2005, the Company had no investment subject to other-than-temporary impairment.

7. INTANGIBLE ASSETS

Information regarding the Company’s intangible assets follows (in thousands):

	As of March 31, 2005
	Gross Amount	Accumulated Amortization	Net	Remaining Life
Patents Purchased	$375	$(194)	$181	30 months
Purchased Technology	2,618	(2,322)	296	11 months

Total	$2,993	$(2,516)	$477

	As of December 31, 2004
	Gross Amount	Accumulated Amortization	Net	Remaining Life
Patents Purchased	$375	$(175)	$200	33 months
Purchased Technology	2,618	(2,238)	380	14 months

Total	$2,993	$(2,413)	$580

As of March 31, 2005, total estimated amortization of the Patents Purchased and the Purchased Technology, for the next three years, is as follows (in thousands):

Year Ended December 31,	Amortization Expense
2005 (remaining 9 months)	$310
2006	117
2007	50

Total	$477

8. COMPREHENSIVE LOSS

The Company reports comprehensive loss by major components and in a single total, the change in its net assets from non-owner sources, which for the Company, is foreign currency translation adjustments and changes in unrealized gains and losses on investments.

The following table presents the components of comprehensive loss for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Net loss	$(4,551)	$(2,607)
Unrealized gain (loss) on investments	(18)	14
Foreign currency translation loss	(117)	(3)

Comprehensive loss	$(4,686)	$(2,596)

9. GUARANTEES, WARRANTIES AND INDEMNITIES

Guarantees

As of March 31, 2005, the Company’s financial guarantees consist of standby letters of credit outstanding, representing the restricted cash requirements collateralizing the Company’s lease obligations. The maximum amount of potential future payment under the arrangement at March 31, 2005, was $10.9 million related to the Company’s Pacific Shores lease in California and $201,000 related to the Company’s Montreal lease, totaling $11.1 million presented as restricted cash on the Company’s condensed consolidated balance sheet at March 31, 2005.

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

Indemnifications to Officers and Directors

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at its request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director, each board-appointed officer of the Company and certain other key employees of the Company and certain other key employees of the Company that provides for indemnification of these directors, officers and employees under similar circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases insurance to cover claims, or a portion of claims, made against its directors and officers. Since a maximum obligation of the Company is not explicitly stated in the Company’s by-laws or in its indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the estimated fair value for these obligations is zero on the condensed consolidated balance sheet as of March 31, 2005.

Other Indemnifications

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of its standard contracts provide remedies to others with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies its suppliers, contractors, lessors, lessees and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services, the use of their goods and services, the use of facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time the Company also provides protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material. At March 31, 2005, there were no outstanding claims for such indemnifications.

10. RESTRUCTURING

In 2001, the Company decided not to occupy its Pacific Shores facility. This decision resulted in a lease loss comprised of sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts to sublease the building, certain assumptions were made relating to the (1) time period over which the building will remain vacant, (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges,” and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The lease loss may be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, or other factors as these changes become known). The restructuring balance as of December 31, 2004 was $50.2 million. For the three months ended March 31, 2005, the Company incurred $79,000 as consulting expense in order to get property tax refund of $130,000, resulting in restructuring credit of $51,000.

In September 2004, with the approval of its Board of Directors, the Company reduced its headcount in engineering, product management by 16 employees, to lower its overall cost structure and to allow the Company to reallocate resources to its sales operations and outbound marketing efforts. This resulted in a severance charge of $574,000 recorded as restructuring expense on the consolidated statement of operations. For the three months ended March 31, 2005, severance in the amount of $41,900 was paid.

The restructuring charges and balance are as follows (in thousands):

	Lease Loss	Severance and Related	Asset Write Down	Total Restructuring
2001 Plan
Balance at December 31, 2004	$62,827	$—	$—	$62,827

Total charges for the quarter ended March 31, 2005	(51)	—	—	(51)
Amount utilized in the quarter ended March 31, 2005	(2,390)	—	—	(2,390)
Adjustment related to property tax refund	130	—	—	130

Balance at March 31, 2005	$60,516	—	—	$60,516
As of March 31, 2005:
Current restructuring accrual	$10,288	$—	$—	$10,288

Long-term restructuring accrual	$50,228	$—	$—	$50,228

Q3 2004 Plan
Balance at December 31, 2004	$—	$81	$—	$81
Total charges for the quarter ended March 31, 2005	—	—	—	—
Amount utilized in the quarter ended March 31, 2005	—	(42)	—	(42)

Balance at March 31, 2005 - current	$—	$39	$—	$39

Summary for balance at March 31, 2005 (two plans together)
Restructuring accrual: Current	$10,288	$39	$—	$10,327

Restructuring accrual: Long-term	$50,228	$—	$—	$50,228

11. COMMITMENTS AND CONTINGENCIES

Operating leases

In May 2000, the Company entered into a lease for its Pacific Shore facility. The lease has an eleven-year term, which began in August 2001. A $10.9 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 restructuring plans, the Company decided not to occupy this leased facility. The future minimum lease payments table referenced below does not include estimated sublease income, as there are no sublease commitments as of March 31, 2005.

In June 2004, the Company signed lease agreements for three office buildings in the Menlo Park location, under which the Company leases an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009 without renewal options. The initial aggregate monthly cash payment for these three leases totals approximately $42,000.

The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense for the three months ended March 31, 2005 and 2004 was approximately $203,000 and $532,000, respectively.

As of March 31, 2005, future minimum lease payments under these agreements, including the Company’s unoccupied leased facility and lease loss portion of the restructuring charges, are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2005 (remaining 9 months)	$6,996
2006	9,282
2007	9,492
2008	9,535
2009	9,648
Thereafter	25,500

Total future minimum lease payments	$70,454

Employment Agreements

In March, 2005, the Company entered into a Change of Control and Retention Agreement (the “Retention Agreement”) with each of its officers, other than its Chief Executive Officer, who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Act”) and two other officers. On December 2, 2004, the Board of Directors (the “Board”) of the Company authorized its Chief Executive Officer to cause the Company to enter into such agreements, with certain specified terms, and such other terms as he may determine are appropriate, with such officers (the “Section 16 Officers”) and other officers of the Company he may select. Under the terms of the Retention Agreement, in the event of a “Change of Control” of the Company, each officer that is a party to the agreement will be entitled, if terminated without cause or constructively terminated with good reason within 18 months after the Change of Control, (a) to receive a cash severance payment equal to her or his annual salary and annual bonus, and (b) to have accelerated the vesting of 50% of his or her unvested options to purchase common stock of the Company, in the case of the Section 16 Officers, and 50% of such amount, in the case of the other officers.

Legal

In April 2004, the Company was served with a civil complaint filed by Voice Capture, Inc. in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which names as defendants the Company, Intel Corporation and Dialogic Corporation, alleges that certain software and services of the defendants infringe upon certain claims contained in U.S. Patent No. Re 34,587 (“Interactive Computerized Communications Systems with Voice Input and Output”). In January 2005, the Company settled the case for an amount that is less than half of the projected legal fees and cost to defend the case through trial. This amount was recorded in the “General and Administrative” line of the condensed Consolidated Statements of Operations. As a result of the settlement, the case has been dismissed with prejudice and the plaintiff has released all claims it may have against the Company.

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

12. SEGMENT REPORTING

The Company’s operating segments are defined as components of the Company, about which separate financial information is available, that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

Revenues are generated from three primary sources: (1) new software licenses; (2) services, which include consulting services and education services; and (3) maintenance, which includes software license updates and customer technical support. Revenues for the segments are identical to those presented on the accompanying condensed consolidated statements of operations. The Company does not track expenses or derive profit or loss based on these segments.

Sales of licenses, as well as services and maintenance, through March 31, 2005, occurred through third-party resellers and through direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

The following is a summary of license, service and maintenance revenue by geographic region (in thousands). Revenues are based on the country in which the end-user is located.

	Three Months Ended March 31,
	2005	2004
License Revenue:
United States	$2,701	$4,222
Canada	396	190
Europe	694	776
Asia Pacific	287	261
Latin America	85	54

Total license revenue	$4,163	$5,503

Service Revenue:
United States	$1,727	$1,135
Canada	1,366	1,875
Europe	460	304
Asia Pacific	81	192
Latin America	—	56

Total service revenue	$3,634	$3,562

Maintenance Revenue:
United States	$2,527	$2,275
Canada	342	341
Europe	596	501
Asia Pacific	390	365
Latin America	149	155

Total maintenance revenue	$4,004	$3,637

Total revenue:
United States	$6,955	$7,632
Canada	2,104	2,406
Europe	1,750	1,581
Asia Pacific	758	818
Latin America	234	265

Total revenue	$11,801	$12,702

13. RELATED PARTIES

Certain members of the Company’s Board of Directors also serve as directors for companies to which the Company sells products in the ordinary course of its business. The Company believes that the terms of its transactions with those companies are no less favorable to the Company than the terms that would have been obtained absent those relationships.

Specifically, (1) one member of the Company’s Board of Directors is on the Board of Directors of Wells Fargo, which is a customer of the Company, and (2) one reseller, EPOS, is a wholly owned subsidiary of Tier Technologies, for which the Company’s President and CEO, Charles W. Berger, serves as a director.

The following table summarizes the revenue generated from these two customers for the three months ended March 31, 2005 and 2004, (in thousands).

	Three months ended March 31,
	2005	2004
Wells Fargo	$184	$114
EPOS	118	4

Total	$302	$118

The following table summarizes the accounts receivable generated from these two customers as of March 31, 2005 and December 31, 2004 (in thousands).

	As of
	March 31, 2005	December 31, 2004
Wells Fargo	$65	$306
EPOS	3	599

Total	$68	$905

14. SUBSEQUENT EVENT

Merger of the Company with Scansoft, Inc.

On May 9, 2005, the Company and Scansoft, Inc. announced that the companies had entered into a definitive agreement to merge. Under the merger agreement, which has been unanimously approved by both boards of directors, at the closing of the merger each outstanding share of Nuance common stock will be converted into a combination of $2.20 in cash and 0.77 of a share of Scansoft common stock. In addition, at the closing of the merger, Scansoft will assume all of the Company’s outstanding stock options with an exercise price below $10.01 per share. All of the Company’s other outstanding stock options will be cancelled. Completion of the merger is subject to customary closing conditions, including receipt of required approvals from the stockholders of the Company and Scansoft and receipt of required regulatory approvals. The merger, which is expected to close in the third calendar quarter of 2005, may not be completed if any of the conditions are not satisfied.

Under terms specified in the merger agreement, the Company or Scansoft may terminate the agreement, in which case, the terminating party may be required to pay a termination fee equal to 3% of the aggregate value of the transaction to the other party in certain circumstances.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements regarding revenue and expense trends and cash positions, sales and marketing, hiring activities, product development and product capabilities and performance, as well as expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “may,” “will,” “plans,” “believes,” “seeks”, “projected”, “assumes” and “estimates” and other similar expressions are intended to identify forward-looking statements. However, these words are not the only means of identifying such statements. These forward-looking statements are not guarantees of future performance and actual actions or results may differ materially. These statements are based on information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in “Risk Factors” below and elsewhere in this Report on Form 10-Q and in other reports or documents filed by us from time to time with the Securities and Exchange Commission (“SEC”). In particular, see “Risk Factors” below.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

OVERVIEW

We develop, market and support speech software products for automating interactions over the telephone for a range of industries and applications. During 2004, we released a range of new products, including Nuance 8.5, a new version of our speech recognition software, an updated version of the Nuance Voice Platform™ and our second application, Nuance Caller Authentication™. During the year and in the first quarter of 2005, we closed a number of direct sales in which customers chose the Nuance Voice Platform to replace their incumbent Interactive Voice Response (“IVR”) provider and application set. Our technology leads the market in second generation IVR platforms, based on our integration with the other components of a successful speech solution, VoiceXML compliance and readiness for Voice Over Intellectual Property (“VOIP”).

We seek to actively support both emerging industry standards as well as proprietary development environments. Our software is designed to support Voice eXtensible Markup Language (“ VoiceXML”), the recognized industry standard language for the creation of voice-driven products and services.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of the Company’s condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s most critical accounting policies pertain to revenue recognition, restructuring and impairment charges, valuation allowance for doubtful accounts, income taxes and valuation of long-lived assets. In applying such policies management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying critical accounting policies. Changes in estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would materially affect the Company’s financial condition or results of operation.

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

Restructuring expense (credits). We recognize a liability for restructuring costs at fair value only when the liability is incurred. The two main components of our restructuring plans are related to workforce reductions and the lease loss.

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

Results of Operations

We believe that period-to-period comparisons of our historical operating results should not be relied upon as being indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently experienced by companies in early stages of development, particularly companies in new and rapidly changing markets. We have experienced both significant revenue growth and revenue declines in the past. Furthermore, we may not achieve nor maintain profitability in the future.

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2005	2004	% change
Revenue:
License	$4,163	$5,503	(24)%
Service	3,634	3,562	2
Maintenance	4,004	3,637	10

Total revenue	11,801	12,702	(7)

Cost of revenue:
License	88	88	—
Service	3,118	2,597	20
Maintenance	652	708	(8)

Total cost of revenue	3,858	3,393	14

Gross profit	7,943	9,309	(15)

Operating expenses:
Sales and marketing	6,942	6,189	12
Research and development	3,192	4,170	(23)
General and administrative	3,151	1,929	63
Restructuring credits	(51)	(41)	24

Total operating expenses	13,234	12,247	8

Loss from operations	(5,291)	(2,938)	80
Interest and other income, net	587	234	151

Loss before income taxes	(4,704)	(2,704)	74
Benefit from income taxes	(153)	(97)	58

Net loss	$(4,551)	$(2,607)	75%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2005	2004
Revenue:
License	35%	43%
Service	31	28
Maintenance	34	29

Total revenue	100	100
Cost of revenue:
License	1	1
Service	26	21
Maintenance	6	5

Total cost of revenue	33	27

Gross profit	67	73
Operating expense:
Sales and marketing	58	50
Research and development	27	33
General and administrative	27	13

Total operating expenses	112	96

Loss from operations	(45)	(23)
Interest and other income, net	5	1

Loss before income taxes	(40)	(22)
Benefit from income taxes	(1)	(1)

Net loss	(39)%	(21)%

As a percentage of revenue:

	For Three Months Ended March 31,
	2005	2004
Gross profit:
License revenue gross profit	98%	98%
Service revenue gross profit	14	26
Maintenance revenue gross profit	84	80
Total revenue gross profit	67%	73%

Comparison of Three Month Periods Ended March 31, 2005 and 2004

Revenue and Cost of Revenue

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, total revenue decreased 7%. License revenue decreased 24%, while service revenue increased 2% and maintenance revenue increased 10%.

License revenue and cost of license revenue

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, license revenue decreased 24%. This decrease was primarily due to lower sales in North America than the same period in the prior year.

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, direct license revenue increased from $0.9 million to $1.6 million. Indirect license revenue, primarily our speech engine products sold through our third-party resellers, decreased from $4.6 million to $2.6 million.

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, the cost of license revenue and gross profit percentage from license revenue remained relatively constant.

Service revenue and cost of service revenue

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, service revenue increased by 2%. This revenue increase was primarily from increases in service contracts in the United States that offset by decreasing revenue from service contracts in Canada.

Cost of service revenue as a percentage of service revenue was 86% for the three months ended March 31, 2005 and 73% for the three months ended March 31, 2004. For the three months ended March, 31, 2005 compared with the three months ended March 31, 2004, service revenue gross profit decreased from 26% to 14%, primarily due to the increase payroll cost associated with our increase in the number of professional service employees and outside contract services.

Maintenance revenue and cost of maintenance revenue

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, maintenance revenue increased 10%. The increased maintenance revenue was primarily due to the technical support associated with the license revenue in 2004 and increased emphasis on getting customers to renew their technical support contracts.

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, the cost of maintenance revenue decreased slightly. Cost of maintenance revenue remained relatively flat due to little change in cost of maintenance headcount. Therefore, for the three months ended March 31, 2005 compared with the three months ended March 31, 2004, maintenance revenue gross profit increased slightly from 80% to 84%.

Operating Expenses

Sales and marketing

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, sales and marketing expense increased approximately $0.8 million. This increase was principally due to additional salary, recruiting and other compensation expenses, as our sales team added new quota bearing sales representatives and strengthened our outbound marketing efforts.

Research and development

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, research and development expenses decreased approximately $1.0 million. The majority of the decrease was the result of the reduction in force actions we took in the fourth quarter of 2004, to streamline product management and engineering resources, so we can focus on increased sales and outbound marketing efforts. Headcount for research and development personnel was decreased by 24 employees, or approximately 25%, from 96 employees at March 31, 2004 to 72 employees at March 31, 2005.

General and administrative

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, general and administrative expenses increased approximately $1.2 million. This increase was primarily attributable to increased expenses for legal expenses and, audit and professional consultants expense for Sarbanes-Oxley compliance. Headcount for general and administrative personnel remained flat at 49 employees at March 31, 2005.

Restructuring credits

In 2001, we decided not to occupy our Pacific Shores facility. This decision resulted in a lease loss comprised of sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after our cost recovery efforts to sublease the building, certain assumptions were made relating to the (1) time period over which the building will remain vacant, (2) sublease terms and (3) sublease rates. We established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges,” and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The lease loss was increased in August 2002, September 2003 and September 2004, as described below and will continue to be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, or other factors as these changes become known). The restructuring balance as of December 31, 2004 was $62.9 million. For the three months ended March 31, 2005, we incurred $79,000 as consulting expense in order to get property tax refund of $130,000, resulting in restructuring credit of $51,000.

In September 2004, with the approval of our Board of Directors, we reduced our headcount in engineering, product management by 16 employees, to lower our overall cost structure and to allow us to reallocate resources to our sales operations and outbound marketing efforts. This resulted in a severance charge of $574,000 recorded as restructuring expense on the condensed consolidated statement of operations. For the three months ended March 31, 2005, severance in the amount of $41,932 was paid out.

For the three months ended March 31, 2004, the restructuring credit of $41,000 resulted from the partial reversal of the severance accrual recorded for the restructuring plan during the three month period ended March 31, 2003. The severance was fully paid as of March 31, 2004.

The restructuring charges and balance are as follows (in thousands):

	Lease Loss	Severance and Related	Asset Write Down	Total Restructuring
2001 Plan

Balance at December 31, 2004	$62,827	$—	$—	$62,827

Total charges for the quarter ended March 31, 2005	(51)	—	—	(51)
Amount utilized in the quarter ended March 31, 2005	(2,390)	—	—	(2,390)
Adjustment related to property tax	130	—	—	130

Balance at March 31, 2005	$60,516	—	—	$60,516
As of March 31, 2005:
Current restructuring accrual	$10,288	$—	$—	$10,288

Long-term restructuring accrual	$50,228	$—	$—	$50,228

Q3 2004 Plan
Balance at December 31, 2004	$—	$81	$—	$81
Total charges for the quarter ended March 31, 2005	—	—	—	—
Amount utilized in the quarter ended March 31, 2005	—	(42)	—	(42)

Balance at March 31, 2005 - current	$—	$39	$—	$39

Summary for balance at March 31, 2005 (two plans together)
Restructuring accrual: Current	$10,288	$39	$—	$10,327

Restructuring accrual: Long-term	$50,228	$—	$—	$50,228

Interest and Other Income, Net

For the three months ended March 31, 2005 compared with the three months ended March 31, 2004, interest and other income, net increased approximately $0.4 million. This increase was mainly a result of higher interest income due to a more favorable interest rate environment and higher returns on other marketable securities.

Benefit from Income Taxes.

For the three months ended March 31, 2005 and 2004, we recorded a tax provision of $235,000 and $40,000, respectively, mainly related to our international subsidiaries. These were offset by credits of approximately $396,000 and $133,000, respectively, due to the recognition of research and development tax credits from our Canadian operations, as well as the state tax provision of $8,000 for the three months ended March 31, 2005 and deferred tax credits of 4,000 for the three months ended March 31, 2004

Liquidity and Capital Resources

Overall

As of March 31, 2005, we had cash and cash equivalents of $69.5 million and short-term investments of approximately $18.0 million. We believe that our current cash, cash equivalents, short-term investment and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs through at least the next 12 months.

We have incurred losses since our inception, including a net loss of approximately $4.6 million for the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of approximately $288.9 million.

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency notes and bonds, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by March 31, 2006. Our investment policy allows maturities of investments not in excess of fourteen months.

	Three Months Ended March 31
	2005	2004
Net cash used in operating activities	$(3,093)	$(250)
Net cash provided by investing activities	19,029	6,169
Net cash provided by financing activities	145	303
Increase in cash and cash equivalents	15,964	6,219

Net cash used in operating activities

Our operating activities used cash of $3.1 million and $0.3 million during the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, we generated cash of $5.1 million from accounts receivable which was $0.7 million higher than $4.4 million for the three months ended March 31, 2004. This was mainly due to improved collection cycles. The restructuring accrual used cash of $2.4 equally for the three months ended March 31, 2005 and 2004, primarily due to Pacific Shore lease payments and cash paid out for the severance resulting from the restructuring actions taken in 2001, 2002 and 2003. Other accruals used cash of 0.2 million for the three months ended March 31, 2005 and generated cash of $0.4 million for the three months ended March 31, 2004. This was primarily due to the increased payment of accruals for marketing, consulting, commissions and bonuses in the most recent period. Deferred revenue generated cash of $0.2 million for the three months ended March 31, 2004 and used cash of $0.8 million for the three months ended March 31, 2005. This change was primarily due to the prepayments from December 2004 for professional service projects being worked into the professional service revenue in the first quarter of 2005 as we recognized the prepayment amounts into revenue.

Net cash provided by investing activities

Our investing activities provided cash of $19.0 million and $6.2 million for the three months ended March 31, 2005 and 2004, respectively. The cash provided from investing activities was primarily the proceeds from maturities of investments, offset by the purchase of certain investments, property and equipment. Our investments in property and equipment decreased slightly from $0.9 million for the three months ended March 31, 2004 to $0.4 million for the three months ended March 31, 2005, primarily resulting from an internal software upgrade of our financial reporting system for the three months ended March 31, 2004 and no such action incurred again for the three months ended March 31, 2005.

Net cash provided by financing activities

Our financing activities generated cash of $0.1 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively. This cash was provided solely from the proceeds from the exercise of stock options and purchases of our stock under the employee stock purchase plan.

Contractual commitments

In May 2000, we entered into a lease for our Pacific Shore facility. The lease has an eleven-year term, which began in August 2001. A $10.9 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 restructuring plans, we decided not to occupy this leased facility. The future minimum lease payments table referenced below does not include estimated sublease income, as there are no sublease commitments as of March 31, 2005.

In June 2004, we signed lease agreements for three office buildings in the Menlo Park location, under which we lease an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009 without renewal options. The initial aggregate monthly cash payment for these three leases totals approximately $42,000.

We have contractual commitments for non-cancelable operating real estate leases. We provide letters of credit as guarantees on these leases. The letters of credit underlying amounts are presented as “restricted cash” on the March 31, 2005 condensed consolidated balance sheets. As of March 31, 2005, our restricted cash balance was $11.1 million, consisting of a $10.9 million certificate of deposit required by the landlord as a rent deposit for our Pacific Shores lease and $201,000 related for our Montreal lease. These deposits comprise our only material guarantees or commitments.

Off Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase goods and services from suppliers and vendors. These non-cancelable purchase obligations for goods and services were not material as of March 31, 2005.

Capital Expenditures

Our capital requirements depend on numerous factors. We do not plan to spend more than $2.7 million on capital expenditures in the remaining nine months of 2005.

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

The percentage of our revenue obtained through indirect sales was 50% for the three months ended March 31, 2005. Although this percentage may decrease in the future, we intend to continue to rely on third-party resellers for a significant portion of our future sales. As a result, our revenues are dependent upon the viability and financial stability of our third-party resellers, as well as upon their continued interest and success in selling our products. In addition, some of our third-party resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a significant third-party reseller or our failure to develop new and viable third-party reseller relationships could limit our ability to sustain and grow our revenue. Furthermore, expansion or changes in the focus of our internal sales force, in an effort to increase third-party reseller sales or replace the loss of a significant third-party reseller, could require increased management attention and higher expenditures.

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

We have incurred losses aggregating in excess of $288.9 million since our inception, including a net loss of approximately $4.6 million for the three months ended March 31, 2005. We expect to continue to spend significant amounts to develop and enhance our products, services and technologies and to enhance our delivery capabilities. As a result, we will need to generate increasing revenue to achieve profitability. No assurance can be given that we will be able to grow our revenue. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. No assurances can be given that we will be profitable or have positive cash flow at any time in the future.

Sales to customers outside the united states have historically accounted for a significant portion of our revenue, exposing us to risks inherent in international operations.

International sales represented approximately 41% of our total revenue for the three months ended March 31, 2005. We anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total revenue for the foreseeable future. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include the following:

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

We currently account for the issuance of stock options under APB No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board now requires companies to include, effective for the first quarter of fiscal 2006, a compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we could decide to decrease the number of employee stock options that we would grant. This could affect our ability to retain existing employees or to attract qualified candidates for open positions, and we may have to increase the cash compensation we would have to pay to them. Issuing a number of stock options comparable to the number we have issued in the past to new or existing employees would adversely impact our results of operations under the new accounting requirements, once they take effect.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following section describes our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This section contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in the risk factors section of this Report on Form 10-Q. We believe there have been no significant changes in our market risk exposures during the three months ended March 31, 2005 as compared to what was previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004.

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

Interest Rate Risk

As of March 31, 2005, we had cash, cash equivalents and short-term investments of $87.6 million. Any decline in interest rates over time would reduce our interest income from our short-term and long-term investments. Based upon our balance of cash and cash equivalents and short-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Nuance have been detected.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2004, we were served with a civil complaint filed by Voice Capture, Inc. in the United States District Court for the Southern District of Iowa (the “Complaint”). The Complaint, which names as defendants Nuance, Intel Corporation and Dialogic Corporation, alleges that certain software and services of the defendants infringe upon certain claims contained in U.S. Patent No. Re 34,587 (“Interactive Computerized Communications Systems with Voice Input and Output”). In January 2005, we settled the case for an amount that is less than half of the projected legal fees and cost to defend the case through trial. This amount was recorded in the “General and Administrative” line of the condensed Consolidated Statements of Operations. As a result of the settlement, the case has been dismissed with prejudice and the plaintiff has released all claims it may have against us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Index

Exhibit number	Description
3.1*	Restated Certificate of Incorporation of the Company, as currently in effect.

3.2**	Bylaws of the Company, as amended, as currently in effect.

10.21	Form of Change of Control and Retention Agreement with each of the Registrant’s executive officers, other than its Chief Executive Officer.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-96217), as declared effectively by the Securities and Exchange Commission on February 4, 2000.

**	Incorporated by reference to the Company’s Form 8-K (file No. 000-30203), as filed on December 13, 2002.

(b) Reports on Form 8-K

Date Furnished	Item No.	Description
February 14, 2005***	Items 2.02 and 9.01	On February 14, 2005, the Company furnished a report on Form 8-K to report under Item 2.02 its financial results for the quarter and fiscal year ended December 31, 2004, and to list under Item 9.01 a press release furnished with the filing. The Company’s statement of operations and balance sheet for the quarter and fiscal year ended December 31, 2004 were included with the press release that is an exhibit to the report

March 23, 2005	Items 1.01	On March 23, 2005, the Company furnished a report from 8-K to report under Item 1.01 that the Company had entered into a Change of Control and Retention Agreement with each of its officers, other than its Chief Executive Officer.

***	This furnished 8-K shall not be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.
(Registrant)

Date: May 10, 2005	By:	/S/ KAREN BLASING
Karen Blasing
Vice President and Chief Financial Officer