Form 10-Q
period 2005-06-30
NUANCE COMMUNICATIONS
filed 2005-08-09
CIK 1102556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30203

NUANCE COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-3208477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1380 Willow Road, Menlo Park, California 94025

(Address of Principal Executive Offices)

(650) 847-0000

(Registrant’s Telephone Number, Including Area Code)

None

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value—36,700,643 shares outstanding on July 27, 2005

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1: Financial Statements

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$71,585	$53,583
Short-term investments	15,076	37,493
Accounts receivable, net of allowance for doubtful accounts of $377 and $583, respectively	6,830	13,953
Prepaid expenses and other current assets	4,568	3,839

Total current assets	98,059	108,868
Equipment, net	3,848	4,059
Long-term note receivable	—	5,005
Intangible assets, net	374	580
Restricted cash	11,398	11,109
Deferred income taxes	390	398
Other assets	221	238

Total assets	$114,290	$130,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,382	$1,328
Accrued liabilities	6,902	8,067
Merger expenses payable	2,301	—
Restructuring reserve	10,322	10,203
Current deferred revenue	5,904	8,157

Total current liabilites	26,811	27,755
Long-term deferred revenue	457	544
Long-term restructuring reserve	47,774	52,705
Other long-term liabilities	38	37

Total liabilities	75,080	81,041

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock—$0.001 par value; 250,000,000 shares authorized; 36,696,833 and 36,077,623 shares issued and outstanding, respectively	37	36
Additional paid-in capital	333,892	332,521
Accumulated other comprehensive income	875	1,035
Accumulated deficit	(295,594)	(284,376)

Total stockholders’ equity	39,210	49,216

Total liabilities and stockholders’ equity	$114,290	$130,257

The accompanying notes are an integral part of these financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
License	$4,541	$7,169	$8,704	$12,672
Service	2,605	3,412	6,239	6,974
Maintenance	4,111	3,812	8,115	7,449

Total revenue	11,257	14,393	23,058	27,095

Cost of revenue:
License	107	140	195	228
Service	3,263	2,254	6,381	4,851
Maintenance	619	683	1,271	1,391

Total cost of revenue	3,989	3,077	7,847	6,470

Gross profit	7,268	11,316	15,211	20,625

Operating expenses:
Sales and marketing	6,796	7,331	13,738	13,520
Research and development	3,006	3,562	6,198	7,732
General and administrative	2,264	2,345	5,415	4,274
Merger expenses	2,602	—	2,602	—
Restructuring credits	(47)	—	(98)	(41)

Total operating expenses	14,621	13,238	27,855	25,485

Loss from operations	(7,353)	(1,922)	(12,644)	(4,860)
Interest and other income, net	623	306	1,210	540

Loss before income tax benefit	(6,730)	(1,616)	(11,434)	(4,320)
Income tax benefit	(63)	(20)	(216)	(117)

Net loss	$(6,667)	$(1,596)	$(11,218)	$(4,203)

Basic and diluted net loss per share	$(0.18)	$(0.05)	$(0.31)	$(0.12)

Shares used to compute basic and diluted net loss per share	36,435	35,386	36,278	35,226

The accompanying notes are an integral part of these financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(11,218)	$(4,203)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,491	1,523
Loss on asset disposals	103	—
Non-cash stock-based compensation	—	73
Reduction in the allowance for doubtful accounts	(206)	(225)
Deferred income taxes	8	—
Changes in operating assets and liabilities:
Accounts receivable	7,328	2,793
Prepaid expenses, other current assets and other assets	(708)	25
Accounts payable	(282)	321
Accrued liabilities, and other current and long-term liabilities	(1,164)	574
Merger expenses payable	2,301	—
Restructuring reserve	(4,812)	(3,971)
Deferred revenue	(2,341)	(1,388)

Net cash used for operating activities	(9,500)	(4,478)

Cash Flows from Investing Activities:
Purchases of investments	(6,476)	(34,259)
Maturities of investments	28,929	56,151
Proceeds from repayment of long-term note receivable	5,000	—
Purchases of equipment	(788)	(1,952)
Increase in restricted cash	(290)	(23)

Net cash provided by investing activities	26,375	19,917

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	674	382
Proceeds from employee stock purchase plan	700	852

Net cash provided by financing activities	1,374	1,234

Effect of exchange rate changes on cash and cash equivalents	(247)	(149)

Net increase in cash and cash equivalents	18,002	16,524
Cash and cash equivalents, beginning of period	53,583	40,206

Cash and cash equivalents, end of period	$71,585	$56,730

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$2
Income taxes	$51	$190
Supplemental disclosure of non-cash transactions:
Financing of equipment purchases at period end	$337	$—
Unrealized gain (loss) on available-for-sale securities	$35	$(82)

The accompanying notes are an integral part of these financial statements.

NUANCE COMMUNICATIONS, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: ORGANIZATION AND OPERATIONS

Nuance Communications, Inc. (together with its subsidiaries, the “Company” or “Nuance”) was incorporated in July 1994 in the state of California, and subsequently reincorporated in March 2000 in the state of Delaware, to develop, market and support software that enables enterprises and telecommunications carriers to automate the delivery of information and services over the telephone. The Company’s software product lines consist of software servers that run on industry-standard hardware and perform speech recognition, natural language understanding and voice authentication. The Company sells its products through a combination of third-party resellers, original equipment manufacturers (“OEM”) and system integrators and directly to end-users.

On May 9, 2005, the Company and ScanSoft, Inc. (“ScanSoft”) announced that the two companies had entered into a definitive agreement to merge (the “Merger”). Under the terms of the Merger Agreement, which has been unanimously approved by both boards of directors, at the completion of the Merger each outstanding share of Nuance common stock will be converted into a combination of $2.20 in cash and 0.77 of a share of ScanSoft common stock. In addition, at the closing of the Merger, ScanSoft will assume all of the Company’s outstanding stock options with an exercise price below $10.01 per share. All of the Company’s other outstanding stock options will be cancelled. Completion of the Merger is subject to customary closing conditions, including receipt of required approvals from the stockholders of the Company and ScanSoft and receipt of required regulatory approvals. The Merger, which is expected to close in the third calendar quarter of 2005, may not be completed if any of the conditions are not satisfied.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Basis of Presentation. The Company has prepared the accompanying financial data for the three and six months ended June 30, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2004 Annual Report on Form 10-K.

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to; allowance for doubtful accounts, restructuring reserve, income taxes, contingencies and percentage of completion estimates of certain revenue contracts. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties. The Company operates in a dynamic and highly competitive industry and believes that any of the following potential factors could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: the volatility of, and rapid change in, the speech software industry; potential competition, including competition from larger, more established companies with newer, better, or less expensive products or services; the Company’s dependence on key employees for technology and support; the Company’s failure to adopt, or develop products based on, new industry standards; changes in the overall demand by customers and consumers for speech software products generally, and for the Company’s products in particular; changes in, or the loss of, certain strategic relationships (particularly reseller relationships); the loss of a significant customer(s) or order(s); litigation or claims against the Company related to intellectual property, products, regulatory obligations or other matters; the Company’s inability to protect its proprietary intellectual property rights; adverse changes in domestic and international economic and/or political conditions or regulations; the Company’s inability to attract and retain employees necessary to support growth; liability with respect to the Company’s software and related claims if such software is defective or otherwise does not function as intended; a lengthy sales cycle which could result in the delay or loss of potential sales orders; seasonal variations in the Company’s sales due to patterns in the budgeting and purchasing cycles of our customers; the Company’s inability to manage its operations and resources in accordance with market conditions; the need for an increase in the Company’s restructuring reserve for the Pacific Shores facility; the failure to realize anticipated benefits from any potential acquisition of companies, products, or technologies; the Company’s inability to collect amounts owed to it by its customers; and the Company’s inability to develop localized versions of its products to meet international demand.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our condensed consolidated financial position as of June 30, 2005 and December 31, 2004, condensed consolidated results of operations for the three and six months ended June 30, 2005 and 2004, and cash flow activities for the six months ended June 30, 2005 and 2004.

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

Reclassification. Non-cash stock-based compensation of $73,000 in 2004 has been combined with “Research and development” expense in the condensed consolidated statements of operations to conform to the 2005 presentation.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS 123R requires the Company to adopt the new accounting provisions effective for the Company’s first quarter of fiscal 2006. The Company has not yet quantified the effects of the adoption of SFAS 123R, but the Company expects that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the fair value recognition provisions of the original SFAS 123, which differs from the effect of SFAS 123R, had been applied to stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 4 of the condensed consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act (“AJCA”) of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS 154 amends APB 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 in fiscal year 2006 but does not expect it to have a significant effect on the Company’s financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 “Share-Based Payment”. SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. The provision of SAB 107, as appropriate, will be adopted upon implementation of FAS 123R in fiscal year 2006.

NOTE 4: STOCK-BASED COMPENSATION

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

The pro forma effect of recognizing compensation expense in accordance with SFAS No. 123 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(6,667)	$(1,596)	$(11,218)	$(4,203)
Add: Stock-based employee compensation expense in net loss	—	—	—	73
Less: Total stock-based employee compensation expense under fair value method for all awards	(3,723)	(7,086)	(8,048)	(15,307)

Pro forma net loss	$(10,390)	$(8,682)	$(19,266)	$(19,437)

Basic and diluted net loss per share - as reported	$(0.18)	$(0.05)	$(0.31)	$(0.12)

Basic and diluted net loss per share - pro forma	$(0.29)	$(0.25)	$(0.53)	$(0.55)

NOTE 5: NET LOSS PER SHARE

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

During the three and six months ended June 30, 2005 and 2004, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted loss per share in such periods, as their effect would have been anti-dilutive due to the net loss reported in such periods. The total number of shares excluded from diluted net loss per share was 9,708,484 and 9,887,855, respectively for the three and six months ended June 30, 2005. The total number of shares excluded from diluted net loss per share was 10,184,377 and 9,941,505, respectively for the three and six months ended June 30, 2004.

The following table presents the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(6,667)	$(1,596)	$(11,218)	$(4,203)

Basic and diluted shares:
Weighted average shares used to compute basic and diluted shares:	36,435	35,386	36,278	35,226

Basic and diluted net loss per share	$(0.18)	$(0.05)	$(0.31)	$(0.12)

NOTE 6: INVESTMENTS

The Company classifies investment securities based on management’s intention on the date of purchase and reevaluates such designation as of each balance sheet date. Securities are classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets.

The Company’s investments are comprised of U.S. Treasury notes, U.S. Government agency bonds, corporate bonds and commercial paper. Investments with remaining maturities of less than one year are considered to be short-term. All investments are held in the Company’s name at major financial institutions. The Company’s investment policy allows maturities of investments not in excess of 14 months. As of June 30, 2005, the Company had no investment subject to other-than-temporary impairment.

NOTE 7: INTANGIBLE ASSETS

Information regarding the Company’s intangible assets follows (in thousands):

	As of June 30, 2005
	Gross Amount	Accumulated Amortization	Net	Remaining Life
Patents purchased	$375	$(213)	$162	27 months
Purchased technology	2,618	(2,406)	212	8 months

Total	$2,993	$(2,619)	$374

	As of December 31, 2004
	Gross Amount	Accumulated Amortization	Net	Remaining Life
Patents purchased	$375	$(175)	$200	33 months
Purchased technology	2,618	(2,238)	380	14 months

Total	$2,993	$(2,413)	$580

As of June 30, 2005, total estimated amortization of the Patents purchased and the Purchased technology, for the next three years, is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2005 (remaining six months)	$207
2006	117
2007	50

Total	$374

NOTE 8: COMPREHENSIVE LOSS

The Company reports comprehensive loss by major components and in a single total, the change in its net assets from non-owner sources, which for the Company, is foreign currency translation adjustments and changes in unrealized gains and losses on investments.

The following table presents the components of comprehensive loss for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(6,667)	$(1,596)	$(11,218)	$(4,203)
Unrealized gain (loss) on investments	53	(96)	35	(82)
Foreign currency translation loss	(78)	(146)	(195)	(149)

Comprehensive loss	$(6,692)	$(1,838)	$(11,378)	$(4,434)

NOTE 9: GUARANTEES, WARRANTIES AND INDEMNITIES

Guarantees

As of June 30, 2005, the Company’s financial guarantees consist of standby letters of credit outstanding which are secured by certificates of deposit, representing the restricted cash requirements collateralizing the Company’s lease obligations. The following table presents the maximum amount of potential future payment under certain facilities lease arrangements and statutory requirements presented as restricted cash on the Company’s condensed consolidated balance sheet at June 30, 2005 (in thousands):

Description	Location	Amount
Pacific Shores	California	$10,907
Montreal lease	Montreal, Canada	201
Italian VAT filing	Italy	279
Brazil building lease	Brazil	11

Total		$11,398

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

Indemnifications to Officers and Directors

The Company’s corporate by-laws require that the Company indemnify its officers and directors, as well as those who act as directors and officers of other entities at its request, against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to the Company. In addition, the Company has entered into separate indemnification agreements with each director, each board-appointed officer of the Company and certain other key employees of the Company that provides for indemnification of these directors, officers and employees under similar circumstances. The indemnification obligations are more fully described in the by-laws and the indemnification agreements. The Company purchases insurance to cover claims, or a portion of claims, made against its directors and officers. Since a maximum obligation of the Company is not explicitly stated in the Company’s by-laws or in its indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not made payments related to these obligations, and the estimated fair value for these obligations is zero on the condensed consolidated balance sheet as of June 30, 2005.

Other Indemnifications

As is customary in the Company’s industry and as provided for in local law in the U.S. and other jurisdictions, many of its standard contracts provide remedies to others with whom the Company enters into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies its suppliers, contractors, lessors, lessees and others with whom the Company enters into contracts, against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services, the use of their goods and services, the use of facilities, the state of the assets and businesses that the Company sells and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time the Company also provides protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material. At June 30, 2005, there were no outstanding claims for such indemnifications.

NOTE 10: RESTRUCTURING

In 2001, the Company decided not to occupy its Pacific Shores facility. This decision resulted in a lease loss comprised of sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts to sublease the building, certain assumptions were made relating to the (1) time period over which the building would remain vacant, (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges,” and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The lease loss may be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, or other factors as these changes become known).

The restructuring reserve balance as of December 31, 2004 was $62.9 million. During the first quarter of 2005, the Company incurred $79,000 as consulting expense in order to get property tax refunds of $130,000, resulting in restructuring credit of $51,000. During the second quarter of 2005 the Company received property tax and common area maintenance refunds of approximately $47,000 that were prepaid during 2004, which resulted in a $47,000 restructuring credit.

In September 2004, with the approval of its Board of Directors, the Company commenced streamlining operations in the Engineering and Product Management departments in the California location in order to reallocate resources to its sales operations and outbound marketing efforts. This resulted in the displacement of 16 employees and the Company recorded a severance charge of $574,000 as restructuring expense on the condensed consolidated statement of operations. As of June 30, 2005 all 16 employees had been displaced. For the six months ended June 30, 2005, severance in the amount of $41,900 was paid. The Company anticipates cash payments for outplacement services and other related expenses of $39,000 to be paid by the end of 2005.

The restructuring expenses and reserve balance are as follows (in thousands):

	Lease Loss	Severance and Related	Asset Write Down		Total Restructuring
2001 Plan
Balance at December 31, 2004	$62,827	$—		$—	$62,827

Total charges for the quarter ended March 31, 2005	(51)	—		—	(51)
Amount utilized in the quarter ended March 31, 2005	(2,390)	—		—	(2,390)
Adjustment related to property tax refund	130	—		—	130

Balance at March 31, 2005	$60,516	—		—	$60,516
Total charges refunded in the quarter ended June 30, 2005	(47)	—		—	(47)
Amount utilized in the quarter ended June 30, 2005	(2,412)	—		—	(2,412)

Balance at June 30, 2005	$58,057	$—		$—	$58,057

2001 Plan reserve balance at June 30, 2005 :
Current restructuring reserve	$10,283	$—		$—	$10,283

Long-term restructuring reserve	$47,774	$—	$		$47,774

Q3 2004 Plan
Balance at December 31, 2004	$—	$81		$—	$81
Amount utilized in the quarter ended March 31, 2005	—	(42)		—	(42)

Balance at March 31, 2005	$—	$39		$—	$39
Amount utilized in the quarter ended June 30, 2005	—	—		—	—

Balance at June 30, 2005	$—	$39		$—	$39

Summary balance at June 30, 2005 (two plans together):
Current restructuring reserve	$10,283	$39		$—	$10,322

Long-term restructuring reserve	$47,774	$—		$—	$47,774

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating leases

In May 2000, the Company entered into a lease for its Pacific Shore facility. The lease has an eleven-year term, which began in August 2001. A $10.9 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 restructuring plans, the Company decided not to occupy this leased facility. The future minimum lease payments table referenced below does not include estimated sublease income, as there are no sublease commitments as of June 30, 2005.

In June 2004, the Company signed lease agreements for three office buildings in the Menlo Park location, under which the Company leases an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009 without renewal options. The initial aggregate monthly cash payment for these three leases totals approximately $42,000.

The Company leases its facilities under non-cancelable operating leases with various expiration dates through July 2012. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rental payment increases. Rent expense for the three and six months ended June 30, 2005 was approximately $298,000 and $501,000, respectively. Rent expense for the three and six months ended June 30, 2004 was approximately $521,000 and $1,053,000, respectively.

As of June 30, 2005, future minimum lease payments under these agreements, including the Company’s unoccupied leased facility and lease loss portion of the restructuring reserve, are as follows (in thousands):

Year Ending December 31,
2005 (remaining six months)	$4,673
2006	9,286
2007	9,495
2008	9,535
2009	9,648
Thereafter	25,500

Total future minimum lease payments	$68,137

Employment Agreements

In March, 2005, the Company entered into a Change of Control and Retention Agreement (the “Retention Agreement”) with each of its officers, other than its Chief Executive Officer, who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Act”) and two other officers. On December 2, 2004, the Board of Directors (the “Board”) of the Company authorized its Chief Executive Officer to cause the Company to enter into such agreements, with certain specified terms, and such other terms as he may determine are appropriate, with such officers and other officers of the Company he may select. Under the terms of the Retention Agreement, in the event of a “Change of Control” of the Company, each officer that is a party to the agreement will be entitled, if terminated without cause or constructively terminated with good reason within 18 months after the Change of Control, (a) to receive a cash severance payment equal to her or his annual salary and annual bonus (50% of such amounts, in the case of the other officers), and (b) to have accelerated the vesting of 50% of his or her unvested options to purchase common stock of the Company, in the case of the Section 16 Officers, and 50% of such amount, in the case of the other officers.

Other Contingencies

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

On May 18, 2005, the Company received a copy of a complaint naming Nuance and the members of its board of directors as defendants in a lawsuit filed, on May 13, 2005, in the Superior Court of the State of California, County of San Mateo, by Mr. Frank Capovilla, on behalf of himself and, purportedly, the holders of the Company’s common stock. The complaint alleges, among other things, that the Company’s board of directors breached their fiduciary duties to the Company’s stockholders respecting the Merger Agreement that was entered into with ScanSoft. The complaint seeks to declare that the Merger Agreement is unenforceable. The complaint also seeks an award of attorney’s and expert’s fees. The Company believes the allegations of this lawsuit are without merit and expects that the Company and its directors will vigorously contest the action.

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

NOTE 12: SEGMENT REPORTING

The Company’s operating segments are defined as components of the Company, about which separate financial information is available, that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

Revenues are generated from three primary sources: (1) software licenses; (2) services, which include consulting services and education services; and (3) maintenance, which include software license updates and customer technical support. Revenues for the segments are identical to those presented on the accompanying condensed consolidated statements of operations. The Company does not track expenses or derive profit or loss based on these segments.

Sales of licenses, as well as services and maintenance, through June 30, 2005, occurred through third-party resellers and through direct sales representatives located in the Company’s headquarters in Menlo Park, California, and in other locations. These sales were supported through the Menlo Park location. The Company does not separately report costs by region internally.

Revenues are based on the country in which the end-user is located. The following is a summary of license, service and maintenance revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
License revenue:
United States	$2,881	$4,972	$5,582	$9,194
Canada	813	1,174	1,507	1,951
Europe	639	834	926	1,095
Asia Pacific	197	184	593	374
Latin America	11	5	96	58

Total license revenue	$4,541	$7,169	$8,704	$12,672

Service revenue:
United States	$1,503	$1,564	$3,230	$2,700
Canada	372	319	832	623
Europe	4	115	85	307
Asia Pacific	726	1,391	2,092	3,265
Latin America	—	23	—	79

Total service revenue	$2,605	$3,412	$6,239	$6,974

Maintainance revenue:
United States	$2,608	$2,397	$5,135	$4,671
Canada	612	530	1,208	1,031
Europe	398	385	788	750
Asia Pacific	345	345	687	686
Latin America	148	155	297	311

Total service revenue	$4,111	$3,812	$8,115	$7,449

Total revenue:
United States	$6,992	$8,933	$13,947	$16,565
Canada	1,797	2,023	3,547	3,605
Europe	1,041	1,334	1,799	2,152
Asia Pacific	1,268	1,920	3,372	4,325
Latin America	159	183	393	448

Total revenue	$11,257	$14,393	$23,058	$27,095

NOTE 13: RELATED PARTIES

Certain members of the Company’s Board of Directors also serve as directors for companies to which the Company sells products in the ordinary course of its business. The Company believes that the terms of its transactions with those companies are no less favorable to the Company than the terms that would have been obtained absent those relationships.

Specifically, (1) one member of the Company’s Board of Directors is on the Board of Directors of Wells Fargo, which is a customer of the Company, (2) one reseller, EPOS, is a wholly owned subsidiary of Tier Technologies, for which the Company’s

President and CEO, Charles W. Berger, serves as a director, (3) one member of the Company’s Board of Directors is also on the Board of Directors of BeVocal, a customer of the Company, and (4) in 2004 one member of the Company’s Board of Directors was also on the Board of Directors of MCI, a customer of the Company.

The following table summarizes the revenue generated from these customers for the three and six months ended June 30, 2005 and 2004, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Wells Fargo	$146	$51	$330	$164
MCI	—	223	—	381
BeVocal	23	—	23	—
EPOS	42	—	160	—

Total	$211	$274	$513	$545

The following table summarizes the amounts owed to the Company by these customers as of June 30, 2005 and December 31, 2004 (in thousands):

	As of
	June 30, 2005	December 31, 2004
Wells Fargo	$15	$43
MCI	—	303
BeVocal	29	—
EPOS	9	94

Total	$53	$440

NOTE 14: MERGER OF THE COMPANY WITH SCANSOFT, INC.

On May 9, 2005, the Company and ScanSoft, Inc. announced that the two companies had entered into a definitive agreement to merge. Under the terms of the Merger Agreement, which has been unanimously approved by both boards of directors, at the completion of the Merger each outstanding share of Nuance common stock will be converted into a combination of $2.20 in cash and 0.77 of a share of ScanSoft common stock. In addition, at the closing of the Merger, ScanSoft will assume all of the Company’s outstanding stock options with an exercise price below $10.01 per share. All of the Company’s other outstanding stock options will be cancelled. Completion of the Merger is subject to customary closing conditions, including receipt of required approvals from the stockholders of the Company and ScanSoft and receipt of required regulatory approvals. The Merger, which is expected to close in the third calendar quarter of 2005, may not be completed if any of the conditions are not satisfied.

Under terms specified in the Merger Agreement, the Company or ScanSoft may terminate the Merger, in which case, the terminating party may be required to pay a termination fee equal to 3% of the aggregate value of the transaction to the other party in certain circumstances. During the second quarter of 2005 the Company recorded approximately $2.6 million in Merger related expenses. The following table presents the major components of merger expenses (in thousands):

Description	Amount
Retention bonuses	$710
Legal	682
Accounting and consulting fees	280
Investment banker fees	930

Total merger expenses	$2,602

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

DESCRIPTION OF OPERATING ACCOUNTS

Total revenue. Total revenues are generated from three primary sources: (1) software licenses; (2) services, which include consulting services and education services; and (3) maintenance, which include software license updates and customer technical support. License revenue consists of license fees for our software products. Software license revenues represent all fees earned from granting customers licenses to use our technology and applications software and exclude revenue derived from software license updates, which are included in maintenance revenue. Service revenue consists of revenue from providing consulting, education and other services. Maintenance revenue consists of fees for providing technical support and software upgrades.

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

Merger expenses. Merger expenses consist primarily of compensation and related costs, legal and accounting fees, investment banker fees, and other expenses that can be directly attributed to the pending Merger of the Company and ScanSoft, Inc.

Restructuring credits. We recognize a liability for restructuring expenses at fair value only when the liability is incurred. The two main components of our restructuring plans are related to workforce reductions and the lease loss.

Interest and other income, net. Interest and other income, net, consists primarily of interest income earned on cash and cash equivalents, short-term and long-term investments, interest expense, currency gain (loss) related to the remeasurement of certain balance sheet accounts, and other miscellaneous items.

Income tax benefit consists of foreign taxes, tax credits, tax assessments and penalties.

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

Comparison of Three Month Periods Ended June 30, 2005 and 2004

	Three Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)	2005 % of Net Sales	2004 % of Net Sales
	2005	2004
	(In thousands)
Revenue:
License	$4,541	$7,169	$(2,628)	(36.7)%	40.3%	49.8%
Service	2,605	3,412	(807)	(23.7)%	23.1%	23.7%
Maintenance	4,111	3,812	299	7.8%	36.5%	26.5%

Total revenue	11,257	14,393	(3,136)	(21.8)%	100.0%	100.0%

Cost of revenue:
License	107	140	(33)	(23.6)%	1.0%	1.0%
Service	3,263	2,254	1,009	44.8%	29.0%	15.7%
Maintenance	619	683	(64)	(9.4)%	5.5%	4.7%

Total cost of revenue	3,989	3,077	912	29.6%	35.4%	21.4%

Gross profit	7,268	11,316	(4,048)	(35.8)%	64.6%	78.6%

Operating expenses:
Sales and marketing	6,796	7,331	(535)	(7.3)%	60.4%	50.9%
Research and development	3,006	3,562	(556)	(15.6)%	26.7%	24.7%
General and administrative	2,264	2,345	(81)	(3.5)%	20.1%	16.3%
Merger expenses	2,602	—	2,602	N/A	23.1%	0.0%
Restructuring credits	(47)	—	(47)	N/A	(0.4)%	0.0%

Total operating expenses	14,621	13,238	1,383	10.4%	129.9%	92.0%

Loss from operations	(7,353)	(1,922)	(5,431)	282.6%	(65.3)%	(13.4)%
Interest and other income, net	623	306	317	103.6%	5.5%	2.1%

Loss before income tax benefit	(6,730)	(1,616)	(5,114)	316.5%	(59.8)%	(11.2)%
Income tax benefit	(63)	(20)	(43)	215.0%	(0.6)%	(0.1)%

Net loss	$(6,667)	$(1,596)	$(5,071)	317.7%	(59.2)%	(11.1)%

Revenue and cost of revenue

Total revenue and total cost of revenue

For the three months ended June 30, 2005, compared with the same period in 2004, total revenue decreased 21.8% with the largest decrease being license revenue. Revenues for the second quarter of 2005 were negatively affected, in part, by customer uncertainty surrounding the pending Merger of the Company with ScanSoft, Inc.

License revenue and cost of license revenue

For the three months ended June 30, 2005, compared with the three months ended June 30, 2004, license revenue decreased 36.7%. This decrease was driven by lower license revenue in North America, compared to the same period in the prior year which resulted, in part, from customer uncertainty surrounding the pending Merger of the Company with ScanSoft, Inc. Also, as a result of the Merger announcement there was a sharp drop in indirect revenue, primarily our speech engine products sold through our third-party resellers.

Cost of license revenue as a percentage of license revenue remained relatively constant at approximately 2% for the three months ended June 30, 2005 and 2004.

Service revenue and cost of service revenue

For the three months ended June 30, 2005, compared with the same period in 2004, service revenue decreased by 23.7%. This decrease was driven by lower service revenue in North America during the three months ended June 30, 2005, compared to the same period in the prior year, which resulted, in part, from customer uncertainty surrounding the pending Merger of the Company with ScanSoft, Inc.

Cost of service revenue increased $1.0 million for the three months ended June 30, 2005, as compared to the same period in 2004. As a percentage of service revenue, cost of service revenue was 125.1%, resulting in a negative gross profit of $0.7 million, as compared to a gross profit for the three months ended June 30, 2004 of $1.2 million or 33.9%. The increase in cost was primarily the result of increased payroll cost associated with our increase in the number of professional service employees and outside contract services.

Maintenance revenue and cost of maintenance revenue

For the three months ended June 30, 2005, compared with the same period in 2004, maintenance revenue increased 7.8%. The increase was primarily driven by the technical support associated with the new license contract revenue in 2004 and increased emphasis on getting customers to renew their existing technical support contracts.

For the three months ended June 30, 2005, compared with 2004, the cost of maintenance revenue remained relatively flat. As a percentage of maintenance revenue, cost of maintenance revenue decreased from 17.9% in 2004 to 15.2% in 2005. This was a result of little change in cost of maintenance headcount between the two periods and resulted in a moderate increase in gross margin percentage.

Operating Expenses

Sales and marketing

For the three months ended June 30, 2005, compared with the same period in 2004, sales and marketing expense decreased by approximately $0.5 million. This decrease was principally due to lower commissions on a reduced sales base and less trade show activity in the current quarter.

Research and development

For the three months ended June 30, 2005, compared with the same period of 2004, research and development expenses decreased approximately $0.6 million. The majority of the decrease was the result of the reduction in force actions we took in the fourth quarter of 2004, to streamline product management and engineering resources, so we could focus our resources on increasing revenues and on outbound marketing efforts. Headcount for research and development personnel was decreased by 22 employees, or approximately 23%, from 94 employees at June 30, 2004 to 72 employees at June 30, 2005.

General and administrative

For the three months ended June 30, 2005, compared with the same period in 2004, general and administrative expenses remained materially the same.

Merger expenses

During the second quarter of 2005 we announced that we had signed an agreement with ScanSoft, Inc. to merge the two companies. The Merger expenses we incurred for the three months ended June 30, 2005 are as follows (in thousands):

Description	Amount
Retention bonuses	$710
Legal	682
Accounting and consulting	280
Investment banker fees	930

Total merger expenses	$2,602

Employees

As of June 30, 2005 the Company employed approximately 285 employees.

Comparison of Six Month Periods Ended June 30, 2005 and 2004

	Six Months Ended June 30,		$ Increase (Decrease)	% Increase (Decrease)	2005 % of Total Revenue	2004 % of Total Revenue
	2005	2004

	(In thousands)
Revenue:
License	$8,704	$12,672	$(3,968)	(31.3)%	37.7%	46.8%
Service	6,239	6,974	(735)	(10.5)%	27.1%	25.7%
Maintenance	8,115	7,449	666	8.9%	35.2%	27.5%

Total revenue	23,058	27,095	(4,037)	(14.9)%	100.0%	100.0%

Cost of revenue:
License	195	228	(33)	(14.5)%	0.8%	0.8%
Service	6,381	4,851	1,530	31.5%	27.7%	17.9%
Maintenance	1,271	1,391	(120)	(8.6)%	5.5%	5.1%

Total cost of revenue	7,847	6,470	1,377	21.3%	34.0%	23.9%

Gross profit	15,211	20,625	(5,414)	(26.2)%	66.0%	76.1%

Operating expenses:
Sales and marketing	13,738	13,520	218	1.6%	59.6%	49.9%
Research and development	6,198	7,732	(1,534)	(19.8)%	26.9%	28.5%
General and administrative	5,415	4,274	1,141	26.7%	23.5%	15.8%
Merger expenses	2,602	—	2,602	N/A	11.3%	0.0%
Restructuring credits	(98)	(41)	(57)	139.0%	(0.4)%	(0.2)%

Total operating expenses	27,855	25,485	2,370	9.3%	120.8%	94.1%

Loss from operations	(12,644)	(4,860)	(7,784)	160.2%	(54.8)%	(17.9)%
Interest and other income, net	1,210	540	670	124.1%	5.2%	2.0%

Loss before income tax benefit	(11,434)	(4,320)	(7,114)	164.7%	(49.6)%	(15.9)%
Income tax benefit	(216)	(117)	(99)	84.6%	(0.9)%	(0.4)%

Net loss	$(11,218)	$(4,203)	$(7,015)	166.9%	(48.7)%	(15.5)%

Revenue and Cost of Revenue

Total revenue and total cost of revenue

For the six months ended June 30, 2005, compared with the same period in 2004, total revenue decreased 14.9% with the largest decrease being license revenue. Revenue for the second quarter was negatively affected, in part, from customer uncertainty surrounding the pending Merger of the Company with ScanSoft, Inc.

License revenue and cost of license revenue

For the six months ended June 30, 2005, compared with the six months ended June 30, 2004, license revenue decreased 31.3%. This decrease was driven by lower license revenue in North America during the six months ended June 30, 2005, compared to the same period in the prior year which resulted, in part, from customer uncertainty surrounding the pending Merger of the Company with ScanSoft, Inc. Also, as a result of the Merger announcement, there was a sharp drop in indirect revenue, primarily our speech engine products sold through our third-party resellers.

Cost of license revenue as a percentage of license revenue remained relatively constant at approximately 2% for the six months ended June 30, 2005 and 2004.

Service revenue and cost of service revenue

For the six months ended June 30, 2005, compared with the same period in 2004, service revenue decreased by 10.5%. This decrease was driven by lower service revenue during the six month period ended June 30, 2005, in North America, compared to the same period in the prior year which resulted, in part, from customer uncertainty surrounding the pending Merger of the Company with ScanSoft, Inc.

Cost of service revenue as a percentage of service revenue was 102.3% for the six months ended June 30, 2005 and 69.6% for the six months ended June 30, 2004. The increase in costs was primarily the result of increased payroll cost associated with our increase in the number of professional service employees and outside contractor services used during the current period.

Maintenance revenue and cost of maintenance revenue

For the six months ended June 30, 2005, compared with the same period in 2004, maintenance revenue increased 8.9%. The increased maintenance revenue was primarily driven by the technical support associated with the new license contract revenue in 2004 and increased emphasis on getting customers to renew their technical support contracts.

For the six months ended June 30, 2005, compared with 2004, the cost of maintenance revenue remained relatively flat. As a percentage of maintenance revenue, cost of maintenance revenue decreased from 18.7% in 2004 to 15.7% in 2005. This was a result of little change in cost of maintenance headcount between the two periods which resulted in a moderate increase in gross margin percentage.

Operating Expenses

Sales and marketing

For the six months ended June 30, 2005, compared with the same period in 2004, sales and marketing expense remained flat as revenues decreased. Lower commissions in the current six month period were offset by increased payroll and benefits for approximately six newly hired sales employees.

Research and development

For the six months ended June 30, 2005, compared with the same period of 2004, research and development expenses decreased by approximately $1.5 million. The majority of the decrease was the result of the reduction in force actions we took in the fourth quarter of 2004, to streamline product management and engineering resources, so we could focus our resources on increasing revenues and on outbound marketing efforts. Headcount for research and development personnel was decreased by 22 employees, or approximately 23%, from 94 employees at June 30, 2004 to 72 employees at June 30, 2005.

General and administrative

For the six months ended June 30, 2005, compared with the same period in 2004, general and administrative expenses increased by $1.1 million. The increase in expense was primarily attributable to legal expenses, audit fees and professional consultants for Sarbanes-Oxley compliance. Headcount for general and administrative personnel decreased slightly to 48 employees at June 30, 2005 as compared to 50 employees at June 30, 2004.

Merger expenses

During the second quarter of 2005 we announced that we had signed an agreement with ScanSoft, Inc. to merge the two companies. The Merger expenses for the six months ended June 30, 2005 are as follows (in thousands):

Description	Amount
Retention bonuses	$710
Legal	682
Accounting and consulting	280
Investment banker fees	930

Total merger expenses	$2,602

Restructuring credits

In 2001, the Company decided not to occupy its Pacific Shores facility. This decision resulted in a lease loss comprised of sublease loss, broker commissions and other facility costs. To determine the sublease loss, the loss after the Company’s cost recovery efforts to sublease the building, certain assumptions were made relating to the (1) time period over which the building would remain vacant, (2) sublease terms and (3) sublease rates. The Company established the reserves at the low end of the range of estimable cost against outstanding commitments, net of estimated future sublease income. These estimates were derived using the guidance provided in SAB No. 100, “Restructuring and Impairment Charges,” and EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The lease loss may be adjusted in the future upon triggering events (change in estimate of time to sublease, actual sublease rates, or other factors as these changes become known).

The restructuring reserve balance as of December 31, 2004 was $62.9 million. During the first quarter of 2005, the Company incurred $79,000 as consulting expense in order to get property tax refunds of $130,000, resulting in restructuring credit of $51,000. During the second quarter of 2005 the Company received property tax and common area maintenance refunds of approximately $47,000 that were prepaid during 2004.

In September 2004, with the approval of its Board of Directors, we commenced streamlining operations in the Engineering and Product Management departments in the California location in order to reallocate resources to its sales operations and outbound marketing efforts. This resulted in the displacement of 16 employees and we recorded a severance charge of $574,000 as restructuring expense on the consolidated statement of operations. As of June 30, 2005 all 16 employees had been displaced. For the six months ended June 30, 2005, severance in the amount of $41,900 was paid. We anticipate cash payments for outplacement services and other related expenses of $39,000 to be paid by the end of 2005.

The restructuring expenses and reserve balance are as follows (in thousands):

	Lease Loss	Severance and Related	Asset Write Down		Total Restructuring
2001 Plan
Balance at December 31, 2004	$62,827	$—		$—	$62,827

Total charges for the quarter ended March 31, 2005	(51)	—		—	(51)
Amount utilized in the quarter ended March 31, 2005	(2,390)	—		—	(2,390)
Adjustment related to property tax refund	130	—		—	130

Balance at March 31, 2005	$60,516	—		—	$60,516
Total charges refunded in the quarter ended June 30, 2005	(47)	—		—	(47)
Amount utilized in the quarter ended June 30, 2005	(2,412)	—		—	(2,412)

Balance at June 30, 2005	$58,057	$—		$—	$58,057

2001 Plan reserve balance at June 30, 2005 :
Current restructuring reserve	$10,283	$—		$—	$10,283

Long-term restructuring reserve	$47,774	$—	$		$47,774

Q3 2004 Plan
Balance at December 31, 2004	$—	$81		$—	$81
Amount utilized in the quarter ended March 31, 2005	—	(42)		—	(42)

Balance at March 31, 2005	$—	$39		$—	$39
Amount utilized in the quarter ended June 30, 2005	—	—		—	—

Balance at June 30, 2005	$—	$39		$—	$39

Summary balance at June 30, 2005 (two plans together):
Current restructuring reserve	$10,283	$39		$—	$10,322

Long-term restructuring reserve	$47,774	$—		$—	$47,774

Interest and Other Income, Net

For the three and six months ended June 30, 2005, compared with the same period in 2004, interest and other income, net increased approximately $0.3 million and $0.7 million, respectively. This increase was mainly a result of higher interest income due to a more favorable interest rate environment and higher returns on other marketable securities.

Income Taxes Benefit

For the three months ended June 30, 2005 and 2004, we recorded income tax benefits of $63,000 and $20,000, respectively. For the six months ended June 30, 2005 and 2004, we recorded income tax benefits of $216,000 and $117,000, respectively. These income tax benefits primarily related to our Canadian subsidiary and increased tax credits available to us in 2005.

Liquidity and Capital Resources

Overall

As of June 30, 2005, we had cash and cash equivalents of $71.6 million and short-term investments of approximately $15.1 million. We believe that our current cash, cash equivalents, short-term investment and other financing capabilities will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs through at least the next 12 months.

In December 2004, we loaned $5.0 million to Spanlink Communications, Inc. (“Spanlink”). As of December 31, 2004, the principal amount, together with accrued interest, remained unpaid. During the second quarter of 2005 Spanlink repaid the full principal and accrued interest due on the loan.

We have incurred losses since our inception, including a net loss of approximately $11.2 million for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $295.6 million.

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency notes and bonds, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by December 15, 2005. Our investment policy allows maturities of investments not in excess of 14 months.

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(9,500)	$(4,478)
Net cash provided by investing activities	26,375	19,917
Net cash provided by financing activities	1,374	1,234
Increase in cash and cash equivalents	18,002	16,524

Net cash used in operating activities

Our operating activities used cash of $9.5 million and $4.5 million during the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, we generated cash of $7.3 million from accounts receivable which was $4.5 million higher than $2.8 million for the six months ended June 30, 2004. This was primarily a result of improved collection cycles. The restructuring reserve used cash of $4.8 million for the six months ended June 30, 2005 compared to $4.0 million in 2004, primarily due to Pacific Shore lease payments and cash paid out for the severance resulting from the restructuring actions taken in 2001, 2002 and 2003. Other accruals generated cash of $1.2 million for the six months ended June 30, 2005 and 2004. This was primarily due to the increased accruals for marketing, consulting, commissions and bonuses in the most recent period. Deferred revenue used cash of $2.3 million for the six months ended June 30, 2005 compared to $1.4 million for 2004. This change was primarily due to new professional service revenue generated during the second quarter of 2005 partially offset by prepayments from the first quarter of 2005 for professional service projects being worked in the first quarter of 2005 as we recognized the prepayment amounts into revenue.

Net cash provided by investing activities

Our investing activities provided cash of $26.4 million and $20.0 million for the six months ended June 30, 2005 and 2004, respectively. The cash provided from investing activities was primarily the proceeds from maturities of investments offset by the purchase of certain investments and equipment. Our investments in equipment decreased from $2.0 million for the six months ended June 30, 2004 to $0.8 million for the six months ended June 30, 2005, primarily resulting from an internal software upgrade of our financial reporting system for the six months ended June 30, 2004 and no such action incurred again for the six months ended June 30, 2005.

In December 2004, we loaned $5.0 million to Spanlink Communications, Inc. (“Spanlink”). As of December 31, 2004, the principal amount, together with accrued interest, remained unpaid. During the second quarter of 2005 Spanlink repaid the full principal and accrued interest due on the loan.

Net cash provided by financing activities

Our financing activities generated cash of $1.4 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively. This cash was provided solely from the proceeds from the exercise of stock options and purchases of our stock under the employee stock purchase plan.

Contractual commitments

In May 2000, we entered into a lease for our Pacific Shore facility. The lease has an eleven-year term, which began in August 2001. A $10.9 million certificate of deposit secures a letter of credit required by the landlord for a rent deposit. In conjunction with the April 2001 restructuring plans, we decided not to occupy this leased facility. The future minimum lease payments table referenced below does not include estimated sublease income, as there are no sublease commitments as of June 30, 2005.

In June 2004, we signed lease agreements for three office buildings in the Menlo Park location, under which we lease an aggregate of approximately 49,000 square feet. Each of the leases has a five-year term, expiring in August 2009 without renewal options. The initial aggregate monthly cash payment for these three leases totals approximately $42,000.

We have contractual commitments for non-cancelable operating real estate leases. We provide letters of credit as guarantees on these leases. The following table presents the maximum amount of potential future payment under certain facilities lease arrangements and statutory requirements presented as restricted cash on the Company’s condensed consolidated balance sheet at June 30, 2005 (in thousands):

Description	Location	Amount
Pacific Shores	California	$10,907
Montreal lease	Montreal, Canada	201
Italian VAT filing	Italy	279
Brazil building lease	Brazil	11

Total		$11,398

Off Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase goods and services from suppliers and vendors. These non-cancelable purchase obligations for goods and services were not material as of June 30, 2005.

Capital Expenditures

Our capital requirements depend on numerous factors. We do not plan to spend more than $1.0 million on capital expenditures in the remaining six months of 2005.

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

Risks Related to Nuance

Our ability to accurately forecast our quarterly sales is limited, most of our short-term costs are relatively fixed, certain of our costs are difficult to predict, and we expect our business to be affected by seasonality. As a result, our quarterly operating results are likely to fluctuate.

Our quarterly operating results have varied significantly in the past, and we expect that they will vary significantly from quarter to quarter in the future. As a result, our quarterly operating results are difficult to predict. These quarterly variations are caused by a number of factors, including the following:

•	delays or cancellations in expected orders by customers due to concerns about product or technical support continuation following the close of the Merger;

•	our inability to close prospective transactions due to loss of our sales personnel;

•	changes or projected changes in United States or international economic and political conditions;

•	delays or cancellations in expected orders by customers who are reducing or deferring spending or adjusting project plans;

•	delays in orders due to the complex nature of large telephony systems and the associated implementation projects;

•	timing of product deployments and completion of project phases, particularly for large orders and large solution projects;

•	delays in recognition of revenue for sales transactions completed but not earned, as required by applicable accounting principles;

•	our ability to develop, introduce, ship and support new and/or enhanced products, such as new versions of our software platform and applications, that respond to changing technology trends in a timely manner;

•	our ability to manage product transitions;

•	rate of market adoption for speech technology and our products, such as our software platform and applications;

•	changes in our selling model, including focus of certain sales representatives on direct sales to end user customers and the resulting potential for channel conflict;

•	unexpected customer non-renewal of maintenance contracts or lower renewal instances than anticipated;

•	delays in the negotiation and documentation of orders, particularly large orders and orders from large companies;

•	expenses incurred in defending and settling litigation, which are difficult to predict and manage;

•	changes in the amount, and the timing of our expenses;

•	expenses incurred in responding to new corporate governance requirements, particularly those relating to the testing of internal controls; and

•	the utilization rate of our professional services personnel, which is dependent upon acquisition of new projects as large scale, multi-quarter projects near completion.

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

In addition, sales of our products and related services may decline due to customer concerns regarding the ongoing availability of our products and technical support following the close of the Merger.

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

The percentage of our revenue obtained through indirect sales was 76% for the three months ended June 30, 2005. Although this percentage may decrease in the future, we intend to continue to rely on third-party resellers for a significant portion of our future sales. As a result, our revenues are dependent upon the viability and financial stability of our third-party resellers, as well as upon their continued interest and success in selling our products. In addition, some of our third-party resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a significant third-party reseller or our failure to develop new and viable third-party reseller relationships could limit our ability to sustain and grow our revenue. Furthermore, expansion or changes in the focus of our internal sales force, in an effort to increase third-party reseller sales or replace the loss of a significant third-party reseller, could require increased management attention and higher expenditures.

Our contracts with third-party resellers do not require a third-party reseller to purchase our products or services. In fact, many of our third-party resellers also offer the products of some of our competitors. We cannot guarantee that any of our third-party resellers will continue to market our products or devote significant resources to doing so. Additionally, our resellers may have concerns regarding the ongoing availability of our products and technical support following the closure of the Merger, and, as a result, our resellers may choose to purchase the products of our competitors or defer the purchase of our products and related services. In addition, although we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships likely have been adversely affected by the introduction of our own platform product or our direct sales activities, which may have an unfavorable impact on revenue from certain third-party resellers. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party resellers in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party resellers and our business, and result in decreased sales through third-party resellers or threatened or actual litigation. If our third-party resellers do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party resellers possess confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party resellers, we cannot guarantee that any third-party reseller would not use our confidential information to compete with us.

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

Speech products often require a significant expenditure by a customer. Accordingly, a customer’s decision to purchase our products and services typically requires a lengthy pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products and services. During this evaluation period, we may expend substantial sales, technical, marketing and management resources in such efforts. Because of the length of the evaluation period, we are likely to experience a delay, occasionally significant, between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures. Furthermore, such expenditures frequently do not result in a sale of our products. These factors may be complicated due to customer concerns regarding the ongoing availability of our products and technical support following the closing of the Merger.

After purchase by a customer, it may take time and resources to complete any services we are providing and to integrate our software with the customer’s existing systems. If we are performing services that are essential to the functionality of the software in connection with its implementation, we recognize license and service revenues based on the percentage of services completed, using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either license or service revenue until these conditions are met. We have in the past experienced, and may in the future experience, such delays in recognizing revenue. Consequently, the length of our sales and implementation cycles, the deployment process for our products, and the terms and conditions of our license and service arrangements often make it difficult to predict the quarter in which revenue recognition may occur and may cause license and service revenue and our operating results to vary significantly from quarter to quarter.

Our current and potential competitors, some of whom have greater resources and experience than we have, may market or develop products, services or technologies that may cause demand for, and the prices of, our products to decline.

A number of companies have developed, or are expected to develop, products that compete with our products. Competitors with respect to speech technologies include ScanSoft, IBM and Microsoft. Competitors like IBM and Microsoft may leverage their existing business relationships with customers to induce the customers to use their speech products and services. With respect to our software platform, there are many vendors, including some of our third-party resellers and channel partners, who market and sell competing platforms for voice systems. We expect additional competition from other companies in the platform market. We also have competition in the professional services market, including for applications. Our competitors may combine with each other, and other companies may enter our markets, including by acquiring or entering into strategic relationships with our competitors. For example, IBM and Cisco Systems recently announced such a strategic relationship. Current and potential competitors may have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their advanced speech and language technology products, platforms and applications to address the needs of our prospective customers.

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

The software industry in general and the field of speech and voice technologies in particular, is characterized by the existence of a significant number of patents. Litigation and threats of litigation based on allegations of patent infringement and the violation of intellectual property rights are common in software markets and appear to be increasing. Although we attempt to avoid infringing known proprietary rights of third parties, we do not engage in affirmative efforts to attempt to familiarize ourselves with such third-party rights, principally due to the costs that would be involved in such activities. We may be subject to claims and legal proceedings for alleged infringement, either by us or our customers, of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights. In addition, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us.

We typically indemnify our customers from claims against them by third parties that our products infringe such third parties’ intellectual property rights. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention from our business and require us and our customers to enter into royalty or license agreements that are costly and otherwise disadvantageous to us. Any such claims could also require us to defend our customer against the claim and indemnify our customer for its damages resulting from such claim. Any of these effects could have a material adverse effect on our business and results of operations. Further, parties making these claims may be able to obtain injunctions, preventing us from selling our products. These types of claims could also slow our sales cycle and/or market adoption generally with respect to the affected product, which could harm our business. We have recently been sued for patent infringement, and although we settled this case for less than the cost of taking it through trial, the defense of the matter was quite costly. We may be increasingly subject to infringement claims as the number and features of our products grow, we extend our speech application business and the speech market grows.

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

We have incurred losses aggregating approximately $295.6 million since our inception, including a net loss of approximately $6.7 million and $11.2 million for the three and six months ended June 30, 2005, respectively. We expect to continue to spend significant amounts to develop and enhance our products, services and technologies and to enhance our delivery capabilities. As a result, we will need to generate increasing revenue to achieve profitability. No assurance can be given that we will be able to grow our revenue. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. No assurances can be given that we will be profitable or have positive cash flow at any time in the future.

Sales to customers outside the United States have historically accounted for a significant portion of our revenue, exposing us to risks inherent in international operations.

International sales represented approximately 38% and 40% of our total revenue for the three and six months ended June 30, 2005, respectively. We anticipate that revenue from markets outside the United States will continue to represent a significant portion of our total revenue for the foreseeable future. We are subject to a variety of risks associated with conducting business internationally, any of which could harm our business. These risks include the following:

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

Since our initial public offering in April 2000, our stock price has been extremely volatile. During that time, the stock market in general, and The NASDAQ National Market and the securities of technology companies in particular, have experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. The following factors, among others, could cause our stock price to fluctuate:

•	actual or anticipated variations in ScanSoft’s operating results or announcements by ScanSoft;

•	concerns regarding the ability of ScanSoft and us to bring the Merger to a close;

•	actual or anticipated variations in operating results;

•	announcements of operating results and business conditions by our customers, suppliers or competitors;

•	announcements by our competitors relating to new customers, technological innovations or new products or services;

•	announcements by us of new products and/or shifts in business focus or sales and distribution models;

•	material increases in our capital expenditures, including for infrastructure and information technology;

•	economic developments in our industry as a whole;

•	general market and economic conditions; and

•	general decline and other changes in information technology and capital spending plans.

Broad market fluctuations may materially and adversely affect our stock price, regardless of our operating results. Furthermore, our stock price may fluctuate due to variations in our operating results.

Any defects in, or other problems with, our products could harm our business and result in claims against us.

Complex software products such as ours may contain errors, defects and bugs (collectively, “errors”). During the development of any product, we may discover errors. As a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors may be technologically unfeasible. Delivery of products with undetected errors, or reliability, quality or compatibility problems, could damage our reputation. The existence of errors, or reliability, quality or compatibility problems, could also cause interruptions, delays or cessations of sales to our customers. We could, as well, be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, or reliability, quality or compatibility problems, could bring claims against us, the defense of which, even if successful, would likely be time-consuming and costly for us.

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

We could be adversely impacted by the need for an increase in our restructuring reserve for our Pacific Shores facility.

Our restructuring reserve is represented by a lease loss created by our decision not to occupy our leased Pacific Shores facility. We added $19.2 million to that restructuring reservein the third quarter of 2004. The accrual assumptions for such loss are based upon estimates of real estate market conditions and values. These market conditions are subject to wide fluctuations, and market values may not improve or may decline further, which could require an additional restructuring accrual. We have attempted to sublease the Pacific Shores facility, but, to date, have not been successful in those efforts. There can be no assurances that we will be able to sublease the facility at a lease rate approximating our estimate of its lease value, or at all. If we are unable to sublease the facility, we will have to record an additional restructuring charge of up to $22 million, which represents the sublease income we have estimated we may receive over the remaining life of the lease of approximately eight years.

We rely on the services of our key personnel, whose knowledge of our business and technical expertise would be difficult to replace.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success will be impacted by our ability to retain these key employees. We cannot guarantee that we will be able to retain all our key employees, particularly given the uncertainties perceived by such employees as a result of the impending Merger. In fact, since the Merger was announced, we have lost over 10 of our technical personnel, some of whom are key to us. Other than Charles Berger, our President and Chief Executive Officer and one senior sales employee, none of our key technical or senior management personnel have employment agreements with us, and, as a result, they may leave with little or no prior notice. It will be very difficult and quite costly to replace any of our key technical and senior management personnel that we have lost or may lose in the future. If we are not able to successfully and rapidly replace such personnel and the Merger does not close, our business would be materially harmed. We do not have life insurance policies covering any of our key employees.

Our failure to successfully respond to and manage rapid change in the market for speech software could cause us to lose revenue and harm our business. It is essential that we continue to develop new products that achieve commercial acceptance.

The speech software industry remains immature and is rapidly changing. Our future success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products, services and features that meet changing third-party reseller and end-user requirements and incorporate technological advancements, such as products that speed deployment and accelerate customers’ return on investment, as well as achieve commercial acceptance. Commercial acceptance of new products and technologies we may introduce will depend on, among other things, the ability of our services, products and technologies to meet and adapt to the needs of our target markets; the performance and price of our products and services and our competitors’ products and services; and our ability to deliver speech solutions, customer service and professional services directly and through our third-party resellers. If we are unable to develop or deploy new products and enhance functionalities or technologies to adapt to these changes, we may be unable to retain existing customers or attract new customers, which could materially harm our business. In addition, as we develop new products, sales of existing products may decrease. If we are unable to offset a decline in revenue from existing products with sales of new products, our business would be adversely affected.

Speech products are not 100% accurate, and we could be subject to claims related to the performance of our products. Any claims, whether successful or unsuccessful, could result in significant costs and could damage our reputation.

Speech recognition natural language understanding and authentication technologies, including our own, are not accurate in every instance. Our customers, including several financial institutions, use our products to provide important services to their customers, including transferring funds to and from accounts, and buying and selling securities. Any misrecognition of voice commands or incorrect authentication of a user’s voice in connection with these financial or other transactions could result in claims against our customers or us for losses incurred. Although our contracts usually contain provisions designed to limit our exposure to such liability claims, a claim brought against us based on misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management’s attention from our business operations, result in costly litigation and harm our reputation. If any such claim is successful, we could be exposed to an award of substantial damages and our reputation could be harmed greatly. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of limitations of liability, disclaimers of warranty or other protective provisions contained in many, but not all of, our contracts.

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

Due to changed requirements relating to accounting treatment for employee stock options, we may choose or be required to change our business practices.

We currently account for the issuance of stock options under APB No. 25, “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board now requires companies to include, effective for the first quarter of fiscal 2006, ending

March 31, 2006, a compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we could decide to decrease the number of employee stock options that we would grant. This could affect our ability to retain existing employees or to attract qualified candidates for open positions, and we may have to increase the cash compensation we would have to pay to them. Issuing a number of stock options comparable to the number we have issued in the past to new or existing employees would adversely impact our results of operations under the new accounting requirements, once they take effect.

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

The market for speech software remains immature and emerging, and industry standards are still in a state of evolution. We may not be competitive unless our products support changing industry standards; otherwise, customers may choose not to use our speech software products. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and ur products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products. Furthermore, the existence of multiple standards could chill the market for speech software in general, until a dominant standard emerges.

Our applications, our Nuance Application Environment product and our Nuance Voice Platform software are each designed to work, in all material respects, with the recently adopted VoiceXML standard. There are currently other, similar standards in development, some of which may become more widely adopted than VoiceXML. If VoiceXML is not widely accepted by our target customers or if another competing standard were to become widely adopted, then sales of our products could decline and our business would be materially harmed. In such an event, we may find it necessary to redesign our existing products or design new products that are compatible with alternative standards that are widely adopted or that replace VoiceXML. This design or redesign could be costly and time-consuming. If a third-party proprietary technology were to become a standard, we might be precluded from developing products to conform to that standard unless we are able to enter into agreements to license the rights to develop such products. Any such license could require us to pay substantial royalties, whether upfront or based on sales of such products, which could materially adversely affect our margins for such products and, as a result, our results of operations.

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

Our Stockholder Rights Plan, as well as provisions of our charter and bylaws, may make it more difficult for a third-party to acquire, or may discourage a third-party from attempting to acquire, control of Nuance. The plan and these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

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

Risks Related to the Merger

Our stockholders will receive a fixed ratio of (i) 0.77 of a share of ScanSoft common stock, and (ii) $2.20 of cash, for each share of our common stock exchanged in the Merger, regardless of any changes in market value of our common stock or ScanSoft common stock before the completion of the Merger.

Upon completion of the Merger, each share of our common stock will be converted into the right to receive (i) 0.77 of a share of

ScanSoft common stock and (ii) $2.20 in cash. The market values of ScanSoft common stock and our common stock have varied since we entered into the Merger Agreement with ScanSoft and will continue to vary in the future due to changes in our business, operations or prospects or of ScanSoft’s, market assessments of the Merger, regulatory considerations, market and economic considerations, and other factors. The dollar value of ScanSoft common stock that our stockholders will receive upon completion of the Merger will depend on the market value of ScanSoft common stock at the time of completion of the Merger, which may be different from, and lower than, the closing price of ScanSoft common stock on the last full trading day preceding the public announcement of the Merger Agreement, the last full trading day prior to the date of the joint proxy statement/ prospectus with respect to the Merger or the date of the special meetings. Moreover, completion of the Merger may occur some time after the requisite stockholder approvals have been obtained. There will be no adjustment to the exchange ratio (except for certain tax adjustments described below and adjustments to reflect the effect of any stock split or other recapitalization of this common stock of either party), and the parties do not have a right to terminate the Merger Agreement, based upon changes in the market price of either party’s common stock with respect to the Merger.

The Merger consideration may be adjusted in order for the Merger to qualify as a “reorganization” for tax purposes.

The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code. Consummation of the Merger is conditioned upon receipt by ScanSoft and us of tax opinions from their respective counsel at closing to such effect. Under the Merger Agreement, if tax counsel to neither party can render the closing tax opinion because they both reasonably determine that the Merger may not satisfy the continuity of interest requirements for a tax-free reorganization under Section 368(a) of the Internal Revenue Code, or the “continuity of interest test,” then ScanSoft (after consultation with such tax counsel) will reduce the cash consideration and correspondingly increase the stock consideration to the minimum extent necessary to enable the tax opinion to be rendered. Generally speaking, to satisfy this test, 40% of the total value of the Merger consideration must consist of ScanSoft common stock (calculated using the closing date price). If the cash consideration must be reduced and the stock consideration must be increased to satisfy this test, then the Merger Agreement provides that the aggregate cash consideration will be reduced by $1.905 for each additional share of ScanSoft common stock to be issued in the Merger. The ScanSoft common stock may be trading at a lower price than $1.905 at the closing, which would effectively lower the aggregate value of the consideration our stockholders will receive in the Merger.

Warburg Pincus will own a large percentage of the ScanSoft common stock after consummation of the Merger and the Warburg Pincus financing, and will have significant control over matters submitted to the vote of stockholders.

After completion of the Merger and the Warburg Pincus financing, Warburg Pincus will beneficially own approximately 25% of the outstanding ScanSoft common stock on a fully diluted basis. Accordingly, Warburg Pincus would significantly influence the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including Mergers, consolidations and the sale of all or substantially all of ScanSoft’s assets. The interests of Warburg Pincus may differ from the interests of other stockholders.

ScanSoft may fail to integrate successfully ScanSoft’s and our operations. As a result, ScanSoft and our stockholders may not achieve the anticipated benefits of the Merger, which could adversely affect the price of ScanSoft common stock.

The parties entered into the Merger Agreement with the expectation that the Merger would result in benefits to ScanSoft and our stockholders, including as a result of ScanSoft establishing a greater global presence, stronger channel and partner capabilities, and ScanSoft’s ability to sell complementary products and technologies to a wider range of customers. However, these expected benefits may not be fully realized. Failure of the combined company to meet the challenges involved with successfully integrating the personnel, products, technology and sales operations of the two companies following the Merger or to realize any of the other anticipated benefits of the Merger, could have a material adverse effect on the business, financial condition and results of operations of ScanSoft and its subsidiaries and thus could adversely affect our stockholders, who receive ScanSoft common stock in the Merger. These integration efforts may be difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. The challenges involved in this integration include the following:

•	coordinating software development operations in a rapid and efficient manner to ensure timely release of products to market;

•	combining product offerings and product lines quickly and effectively;

•	successfully managing difficulties associated with transitioning current customers to new product lines;

•	demonstrating to our existing and potential customers that the Merger will not result in adverse changes in customer service standards or business focus;

•	retaining key alliances with partners and suppliers;

•	coordinating sales and marketing efforts to communicate effectively the capabilities of the combined company;

•	absorbing costs and delays in implementing overlapping systems and procedures, including financial accounting systems;

•	persuading employees of each party that the business cultures are compatible, maintaining employee morale and retaining key employees; and

•	overcoming potential distraction of management attention and resources from the business of the combined company.

The combined company may not successfully integrate the operations and technology of the two parties in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the Merger to the extent, or in the timeframe, anticipated, which could significantly harm its business.

ScanSoft’s operating results could be adversely affected as a result of purchase accounting treatment, and the corresponding impact of amortization or impairment of other intangibles relating to the Merger, if the results of the combined company do not offset these additional expenses.

Under accounting principles generally accepted in the United States, ScanSoft will account for the Merger using the purchase method of accounting. Under purchase accounting, ScanSoft will record the market value of its common stock, cash, and other consideration issued in connection with the Merger and the amount of direct transaction costs as the cost of acquiring the business of Nuance. ScanSoft will allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names, and acquired customer relationships and assumed above-market lease liabilities based on their respective fair values. Intangible assets generally will be amortized over a four to ten year period. The amount of purchase price allocated to goodwill will be approximately $109.4 million and the amount allocated to identifiable intangible assets will be approximately $53.1 million. Goodwill is not subject to amortization but is subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. If other identifiable intangible assets were amortized in equal quarterly amounts over a seven-year period following completion of the Merger, the amortization attributable to these items would be approximately $1.9 million per quarter and $7.6 million per fiscal year. As a result, purchase accounting treatment of the Merger could decrease net income for ScanSoft in the foreseeable future, which could have a material and adverse effect on the market value of ScanSoft common stock following completion of the Merger.

The Merger parties expect to incur significant costs associated with the Merger.

ScanSoft estimates that it will incur direct transaction costs of approximately $6.3 million associated with the Merger, which will be included as a part of the total purchase consideration for accounting purposes. In addition, we estimate that we will incur direct transaction costs for accounting, investment banking, legal services and employee retention of approximately $6 million, which are expensed in the quarter in which they are incurred. A portion of our costs will be determined upon the closing. The parties believe the combined entity may incur charges to operations, which currently are not reasonably estimable, in the quarter in which the Merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger.

Our executive officers and directors have interests with respect to the Merger that are different from, or in addition to, interests of our stockholders generally, which may influence them to support the Merger.

When considering the recommendation of our board of directors regarding the Merger, you should be aware of the interests that our executive officers and directors have in the Merger that are different from, or in addition to, interests of our stockholders generally. These interests include, among others:

•	existing agreements that provide, among other things, for severance and other benefits as a result of the Merger;

•	continued representation of two of our directors on the ScanSoft board of directors;

•	continued director and executive officer indemnification and insurance; and

•	acceleration of certain options held by our executive officers.

As a result, our executive officers may be more likely to vote to adopt the Merger Agreement and approve the Merger than if they did not have these other interests. As of July 27, 2005, executive officers and directors and a significant stockholder, SRI International, of Nuance, who together owned approximately 2,950,000 shares of our common stock, which represented approximately 8% of the outstanding shares of our common stock (excluding options, warrants and other convertible securities), have agreed to vote in favor of the adoption of the Merger Agreement and the approval of the Merger. The voting agreements permit the sale, prior to the Merger becoming effective, of a limited number of shares of common stock held by our directors and executive officers.

Whether or not the Merger is completed, the announcement and pendency of the proposed Merger has caused disruptions in our business and may cause further disruptions in our business, or disruptions in the business of ScanSoft, which could have material adverse effects on each company’s or the combined company’s business and operations.

Whether or not the Merger is completed, ScanSoft’s and our customers, in response to the announcement and pendency of the Merger, may delay or defer purchase decisions, which could have a material adverse effect on the business of each company or the combined company. In addition, current and prospective employees of each of the parties may experience uncertainty about their future roles with the combined company. This uncertainty may adversely affect the ability of each of the parties to attract and retain key management, sales, marketing and technical personnel. The extent of this adverse effect could depend on the length of time prior to completion of the Merger or termination of the Merger Agreement.

Failure to complete the Merger could negatively impact our stock price, future business and operations.

If the Merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	We would not realize any anticipated benefits from being a part of a combined company;

•	We may be obligated to pay ScanSoft a fee of $6.63 million in liquidated damages if the Merger Agreement is terminated in certain circumstances;

•	The price of our common stock will decline to the extent that its current market price reflects a market assumption that the Merger will be completed;

•	We may experience difficulties in attracting strategic customers and partners who were expecting to acquire the products and related services proposed to be offered by the combined company;

•	We must pay all or a portion of certain costs relating to the Merger, such as legal, accounting, financial advisor and employee retention costs, if the Merger is not completed, which costs will be substantial; and

•	We may not be able to find another buyer willing to pay an equivalent or higher price, in an alternative transaction, than the price that would be paid pursuant to the Merger Agreement.

Regulatory agencies, private parties, state attorneys general and other antitrust authorities may raise challenges to the Merger on antitrust grounds.

Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, neither the Merger nor the Warburg Pincus financing may be consummated unless certain filings have been submitted to the Federal Trade Commission (“FTC”) and the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”) and certain waiting period requirements have been satisfied. ScanSoft and Warburg Pincus filed the appropriate notification and report forms with respect to the Warburg Pincus financing and ScanSoft and we filed the appropriate notification and report forms with respect to the Merger with the FTC and with the Antitrust Division on May 20, 2005 and May 23, 2005, respectively. The waiting period with respect to the Warburg Pincus financing has expired. The Antitrust Division has requested additional information and documentary material in connection with its review of the Merger. This request will result in an extension of the waiting period under the HSR Act until 30 days after each of the parties “substantially comply” with the request, unless the waiting period is terminated earlier or extended with the consent of both of the parties. ScanSoft and we are continuing to cooperate with the Antitrust Division as it reviews the Merger. If the second request were to be complied with and this additional 30-day period were to run, the Antitrust Division could choose to do nothing further, in which case the HSR Act would impose no further obstacles to the closing of the Merger, or the Antitrust Division could choose to pursue independent legal action in order to enjoin the closing of the Merger. In addition, conditions may be imposed upon the approval of the Merger. Such conditions may jeopardize or delay completion of the Merger or may reduce the anticipated benefits of the Merger. Subject to compliance with the terms of the Merger Agreement, ScanSoft may not be willing to accept such conditions, and the Merger thus may not be consummated. Furthermore, ScanSoft’s and our stockholders may be voting on the matters presented at their respective stockholder meetings before the waiting period terminates or before any challenge to the Merger on antitrust grounds is resolved. Any conditions that must be agreed upon to obtain Antitrust Division approval of the Merger may be finalized subsequent to the stockholder votes at the respective stockholder meetings.

The FTC and the Antitrust Division frequently scrutinize the legality under the antitrust laws of transactions like the Merger. At any time before or after the completion of the Merger, the FTC or the Antitrust Division could take any action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger or seeking the divestiture of substantial assets of either of the parties. In addition, certain private parties, as well as state attorneys general and other antitrust authorities, may challenge the transaction under antitrust laws under certain circumstances.

In addition, the Merger may be subject to various foreign antitrust laws.

Although ScanSoft and we believe that the completion of the Merger will not violate any antitrust laws, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made, or, if such a challenge is made, what the result will be.

The price of ScanSoft common stock may be affected by factors different from those affecting the price of our common stock.

When the Merger is completed, holders of our common stock will become holders of ScanSoft common stock. ScanSoft’s business differs from that of ours, and ScanSoft’s results of operations, as well as the price of ScanSoft common stock, may be affected by factors different from those affecting our results of operations and the price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following section describes our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This section contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those set forth in the risk factors section of this Report on Form 10-Q. We believe there have been no significant changes in our market risk exposures during the three months ended June 30, 2005 as compared to what was previously disclosed in our annual report on Form 10-K for the year ended December 31, 2004.

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

Interest Rate Risk

As of June 30, 2005, we had cash, cash equivalents and short-term investments of $86.7 million. Any decline in interest rates over time would reduce our interest income from our short-term and long-term investments. Based upon our balance of cash and cash equivalents and short-term investments, an absolute reduction in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On May 18, 2005, the Company received a copy of a complaint naming Nuance and the members of the board of directors as defendants in a lawsuit filed on May 13, 2005, in the Superior Court of the State of California, County of San Mateo, by Mr. Frank Capovilla, on behalf of himself and, purportedly, the holders of the Company’s common stock. The complaint alleges, among other things, that the Company’s board of directors breached their fiduciary duties the Company’s stockholders respecting the Merger Agreement that was entered into with ScanSoft, Inc. The complaint seeks to declare that the Merger Agreement is unenforceable. The complaint also seeks an award of attorney’s and expert’s fees. The Company believes the allegations of this lawsuit are without merit, expects that the Company and its directors will vigorously contest the action.

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

ITEM 5. OTHER INFORMATION

No events to report for the quarter ended June 30, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Index

Exhibit number	Description
2.1*	Agreement and Plan of Merger, dated as of May 9, 2005, by and among ScanSoft, Inc., Nova Acquisition Corporation, Nova Acquisition LLC and Nuance Communications, Inc.

3.1**	Restated Certificate of Incorporation of the Company, as currently in effect.

3.2***	Bylaws of the Company, as amended, as currently in effect.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Form 8-K (file No. 000-30203), as filed on May 11, 2005.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-96217), as declared effectively by the Securities and Exchange Commission on February 4, 2000.
***	Incorporated by reference to the Company’s Form 8-K (file No. 000-30203), as filed on December 13, 2002.

(b) Reports on Form 8-K

Date Furnished	Item No.	Description
May 9, 2005	Items 2 and 8	On May 9, 2005, the Company furnished a report on Form 8-K to report under Item 8 its financial results for the quarter ended March 31, 2005, and to list under Item 8 a press release furnished with the filing. The Company also announced its entry into a Merger Agreement with ScanSoft, Inc. The Company’s statement of operations and balance sheet for the quarter ended March 31, 2004, along with a description of the merger, were included with the press release that is an exhibit to the report.

May 11, 2005	Item 1	On May 11, 2005, the Company furnished a report on Form 8-K to report under Item 1 that it has entered into a material definitive agreement with ScanSoft, Inc. with regards to the merger of Company and ScanSoft. A copy of the Merger Agreement was included as an exhibit to this report.

May 24, 2005	Item 8	On May 25, 2005, the Company furnished a report on Form 8-K to report under Item 8 that the Company was served with a civil complaint filed by Mr. Frank Capovilla, on behalf of himself, and, purportedly on behalf of the shareholders of Company.

June 24, 2005	Item 8	On May 25, 2004, the Company furnished a report on Form 8-K to report under Item 8 that the Company received a second request from the Department of Justice for additional information in connection with the pending merger of the Company and ScanSoft, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUANCE COMMUNICATIONS, INC.
(Registrant)

Date: August 9, 2005	By:	/S/ KAREN BLASING
Karen Blasing
Vice President and Chief Financial Officer